Form 10-K
period 1993-12-31
CAROLINA TELEPHONE & TELEGRAPH CO
filed 1994-03-30
CIK 275177

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                 December 31, 1993
                          --------------------------------------------------
                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934  (NO FEE REQUIRED)

For the transition period from                    to
                               ------------------    ------------------------

Commission file number                     1-6469
                       ------------------------------------------------------

                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
- -----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


           North Carolina                           56-0931189
- -------------------------------------       ---------------------------------
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)


14111 Capital Boulevard, Wake Forest, North Carolina          27587
- ----------------------------------------------------      -------------------
      (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code     (919) 554-7900
                                                    -------------------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.              Yes  X  No
                                                                ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K                                 Yes  X  No
                                                                ---    ---
There is no voting stock held by non-affiliates.

There are 3,626,510 shares of common stock, par value $20, outstanding at December 31, 1993 and as of the date of filing of this report.

Documents incorporated by reference:  None

CAROLINA TELEPHONE AND TELEGRAPH COMPANY
Securities and Exchange Commission
Form l0-K, Part I


Item 1.  Business
- --------
     Carolina Telephone and Telegraph Company (the Company), a wholly-owned subsidiary of Sprint Corporation (Sprint), was incorporated under the laws of the State of North Carolina in 1968, and in 1969 acquired all of the public utility assets of the predecessor company of the same name pursuant to a plan of merger. The Company's principal offices are located at 14111 Capital Boulevard, Wake Forest, North Carolina 27587-5900 and its telephone number is (919) 554-7900. The term Company herein refers to the present Company and, as the context requires, its predecessor of the same name which was incorporated in the State of North Carolina in 1900.

     The Company is engaged in the business of furnishing communication services, mainly local and long-distance services and network access, in 145 exchange areas serving all or part of 50 counties in the eastern part of North Carolina. As of December 31, 1993, the Company had an investment in property, plant and equipment of $1,595,266,000. Operating revenues for the year 1993 amounted to $638,541,000. No other company furnishes local telephone service in any exchange area served by the Company.

     The principal industries in the Company's service area are agriculture, textiles, pulp and paper manufacturing, chemicals, fertilizer, and tourism. Military installations, including Fort Bragg, Camp Lejeune, Cherry Point Marine Corps Air Station, the U. S. Coast Guard Base at Elizabeth City and Pope Air Force Base contribute significantly to the economy of the area.

     Digital switching equipment and fiber optics cable represent a substantial portion of the Company's expansion of long-distance facilities. At December 31, 1993, the Company served 905,534 access lines, distributed among 145 exchange areas as follows: Fayetteville, 14.7 percent;
Greenville, 5.5 percent; Rocky Mount, 4.6 percent; Jacksonville, 4.2 percent; Wilson, 3.1 percent; and all other areas less than 3.0 percent each.

     In addition to furnishing local service, the Company's central offices and toll lines are connected with other telephone companies and with the nationwide toll networks of interexchange carriers. Toll calls may thus be made from any telephone in the Company's service area to anywhere in the United States and most other countries. Other telecommunications services, for the most part furnished in conjunction with other telephone companies, include facilities for private line service, data transmission, radio and television program transmission, mobile radio telephone, cellular and wide area telecommunications service.

    Revenues from communication services, principally telephone service, constitute about 85.9 percent of the total 1993 operating revenues of the Company. The Company has one wholly-owned subsidiary, Carolina Telephone Long Distance, Inc. (CTLD) which offers zero-plus and one-plus interlata long-distance service. A significant portion of the Company's network access revenues are derived from access charge billings to American Telephone & Telegraph Company (AT&T). Other revenues are derived in large part from the sale of telephone directory listings, the sale of telecommunications equipment, the lease of network facilities, providing operator services and processing customer toll billings for interexchange carriers, primarily AT&T.

                                     Carolina Telephone & Telegraph Company
                                                           Form 10-K Part I



Item 1.  Business (continued)
- --------
     The following tables show certain information regarding access lines in service and toll messages handled at the dates or for the periods indicated.


                              Access Lines
      ---------------------------------------------------------------
                                                        Change
                  Number at End of Period            During Period
                ----------------------------      -------------------
      Period    Residence  Business   Total       Number     % Change
      ------    ---------  --------  -------      ------     --------
       1993      710,977   194,557   905,534      42,693        4.9
       1992      681,167   181,674   862,841      36,343        4.4
       1991      655,375   171,123   826,498      36,532        4.6
       1990      627,778   162,188   789,966      18,514        2.4
       1989      616,808   154,644   771,452      24,516        3.3


                              Toll Messages
      ---------------------------------------------------------------
                     Total For Year          Average Messages Per Day
                 ----------------------      ------------------------
      Period        Number     % Change        Number        % Change
      ------     -----------   --------       ---------      --------
       1993      455,139,205      7.3         1,246,957         7.6
       1992      424,096,621      8.8         1,158,734         8.5
       1991      389,952,486     16.5         1,068,363        16.5
       1990      334,783,858      7.4           917,216         7.4
       1989      311,673,465     12.4           853,900        12.7


     On December 31, 1993, the Company had 4,308 employees, of which 2,117 or 49.1 percent were represented by the Communications Workers of America, and 107 or 2.5 percent were represented by the International Brotherhood of Electrical Workers for collective bargaining purposes.

     Compliance with federal, state and local provisions relating to the protection of the environment has had no significant effect upon capital expenditures or earnings of the Company, and future effects are not expected to be material.

     Effective January 1, 1991, the Federal Communications Commission (FCC) adopted a price caps regulatory format for the Regional Bell Operating Companies and the GTE local exchange companies. Other local exchange companies (LECs) could volunteer to become subject to the price caps regulation. Under price caps, prices for access service must be adjusted annually to reflect industry average productivity gains (as specified by the FCC), inflation and certain allowed cost changes. The Company elected to be subject to price caps regulation, and under the form of the plan adopted, the Company has an opportunity to earn up to a 14.25 percent rate of return on investment.

                                     Carolina Telephone & Telegraph Company
                                                           Form 10-K Part I



Item 1.  Business (continued)
- -------
     Areas of competition have emerged in the intralata and local market-place. On January 1, 1986, the intralata toll market in North Carolina was opened to non-facilities based carriers (resellers), and on January 1, 1987, facilities-based carriers were authorized to resell intralata toll. In February 1994, the North Carolina Utilities Commission approved an order authorizing long-distance companies to provide intralata toll service on a limited basis. This order, which is effective July 1, 1994, will offer customers choices in deciding which long-distance companies they want to use by dialing 1-0 and a designated 3 digit prefix code indicating the carrier of their choice.

     In addition, the potential for more direct competition is increasing in the local service market. In May 1988, the Commission issued an order which allows customers to participate in the sharing and resale of local exchange services under shared tenant arrangements.

     At the interstate level, the FCC has revised its rules to permit connection of customer-owned coin telephones to the local network, exposing LECs to direct coin telephone competition. Additionally, the FCC has assisted Competitive Access Providers (CAPs) in providing access to interexchange carriers and end users by mandating that all Tier I (over $100 million annual operating revenues) LECs allow collocation of CAP equipment in LEC central offices. The FCC's decision regarding collocation is under appeal to the U.S. Court of Appeals for the D.C. Circuit.

     In October 1992, the FCC adopted a new rate structure and new pricing rules for LEC-provided switched transport. LECs filed new access transport tariffs with the FCC in September 1993, which contain rates that will purportedly reduce the costs of the largest interexchange carrier by less than 1 percent and increase the costs of the smallest carriers by less than 2 percent. The new rates, which went into effect on December 30, 1993, are not expected to have any significant impact to the LECs.

     The extent and ultimate impact of competition for local exchange carriers will continue to depend, to a considerable degree, on FCC and Commission actions, court decisions and possible federal or state legislation. Legislation designed to stimulate local competition between local exchange service providers and cable programming service providers, in both markets, is presently pending in both houses of the U.S. Congress.

                                     Carolina Telephone & Telegraph Company
                                                           Form 10-K Part I



Item 2.  Properties
- -------
     The properties of the Company consist principally of land, structures, facilities and equipment. Substantially all of the Company's property, plant and equipment is restricted for use under the terms of long-term debt indentures. Central office equipment represents approximately 38.1 percent of the Company's investment in telephone plant in service; land and buildings (occupied principally by central office equipment) represent 8.2 percent; telephone instruments and related wiring and equipment including private branch exchanges (PBX) (substantially all of which are located on the premises of subscribers) represent 2.9 percent; connecting lines not on subscribers' premises (the majority of which are on or under public highways and streets and the remainder on or under private property) represent 45.9 percent; and other telephone plant represents 4.9 percent. In 141 exchanges serving approximately 84.4 percent of the Company's access lines, central offices are located on land owned by the Company; in 3 exchanges serving 0.9 percent of the Company's access lines, central offices are located in leased quarters. In one exchange (Fayetteville), central offices serving an aggregate of 14.7 percent of the Company's access lines are located in quarters, some of which are owned and some of which are leased.

     Standard practices prevailing in the telephone industry are followed by the Company in the construction and maintenance of its plant and facilities; and the Company considers that its plant and facilities are, as a whole, in sound physical and operating condition.

     The following table shows gross additions to and retirements of properties of the Company during the five years ended December 31, 1993 (in thousands):
                               Gross
                             Additions     Retirements
                             ---------     -----------
           1993              $146,543        $51,020
           1992               143,057         89,179
           1991               130,332         49,766
           1990               122,760         68,754
           1989               118,824         67,136

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II



Item 3.  Legal Proceedings
- -------
     No material legal proceedings are pending to which the Company or its subsidiary is a party or of which any of their property is the subject.


Item 4.  Submission of Matters to a Vote of Security Holders
- -------
     No matter was submitted to a vote of security holders during the fourth quarter of 1993.


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
- -------
         Matters


     The Registrant is a wholly-owned subsidiary of Sprint and consequently its common stock is not traded.


Item 6.  Selected Financial Data (in thousands)
- -------
                                           December 31,
                       ----------------------------------------------------
                          1993        1992       1991      1990      1989
                       ----------  ----------  --------  --------  --------

Operating revenues     $  638,541  $  590,440  $552,986  $509,724  $496,841

Net income                 47,168      72,800    77,420    76,649    70,659

Total assets            1,078,910   1,025,295   968,806   920,489   892,575

Long-term debt
  (excluding current
  maturities) and
  redeemable preferred
  stock                   269,087     240,535   224,398   226,881   229,759

     During 1993, nonrecurring charges of $46,382,000 were recorded representing the portion of the costs attributable to the Company associated with the merger of Sprint and Centel Corporation. Such charges reduced 1993 net income by $27,765,000. In addition, extraordinary losses on early extinguishments of debt were recorded in 1993, which reduced net income by $2,318,000.

     Earnings and dividends per share information have been omitted because the Company is a wholly-owned subsidiary of Sprint.

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II


Item 7.  Management's Discussion and Analysis of Financial Condition and
- -------  Results of Operations

Recent Development
- ------------------

     Effective March 9, 1993, Sprint consummated its merger with Centel Corporation, a telecommunications company with local exchange and cellular/wireless communications services operations (see Note 2 of "Notes to Consolidated Financial Statements" for additional information). The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in a nonrecurring charge to Sprint during 1993. The portion of such charge attributable to the Company was $46,382,000, which reduced 1993 net income by $27,765,000.


Liquidity and Capital Resources
- -------------------------------

     Cash flows from operating activities are the Company's primary source of liquidity. Net cash provided by operating activities increased by $30,230,000 during the year ended December 31, 1993. The increase was primarily attributable to reduced payments of amounts associated with accounts payable as well as improved operating results excluding the effects of the merger and integration costs and non-cash expenses. These increases in cash flows were partially offset by payments made related to the integration of Sprint and Centel.

     In order to meet customer demands, the Company must continually replace and construct new facilities. The Company's planned construction expenditures for 1994 are $143,131,000 which includes expenditures of $74,307,000 for central office equipment, $46,477,000 for cable facilities, $11,765,000 for general support assets and $10,582,000 for other expenditures. The Company anticipates that the funds for these expenditures will be supplied primarily by operating activities.

     The primary source of financing for the Company has been long-term debt. In addition, the Company periodically receives cash advances from Sprint and issues commercial paper and notes payable to banks.

     Net cash used by financing activities increased $30,841,000 during the year ended December 31, 1993, compared to the same period in 1992. During 1993, the Company issued $150,000,000 in long-term debt. The proceeds of this debt were primarily used to reduce short-term debt and to retire existing higher cost long-term debt prior to scheduled maturities. The prepayment penalties incurred in connection with these early extinguishments of debt and the write-off of related debt issuance costs and unamortized premiums and discounts were $3,836,000, which reduced net income by $2,318,000. The increase in cash used related to debt activity was partially offset by reduced dividend payments during 1993.

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II


Item 7.  Management's Discussion and Analysis of Financial Condition and
- -------  Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------------------

     As of December 31, 1993, the Company had a total of $60,000,000 in one-year bank commitments. The bank lines provide for short-term borrowings at market rates of interest and require annual commitment fees based on the unused portion. Such lines of credit, which support commercial paper, may be withdrawn by the banks if there is a material adverse change in the financial condition of Sprint or the Company. As of December 31, 1993, no amounts were borrowed against this credit facility; however, $41,100,000 of the bank line supports the commercial paper outstanding at year end.

     The Company is also authorized to issue and sell an additional $75,000,000 in debentures. The debentures must be due within thirty years of the date of issue and cannot exceed an interest rate of 7.25 percent. The new debentures, which may be issued and sold in future offerings, are available to refinance existing debt at lower interest rates, if appropriate.

     The Company's ratio of common equity to total capital was 59.2 percent in 1993, 59.1 percent in 1992, and 61.1 percent in 1991. The Company's ratio of long-term debt to total capital was 35.4 percent in 1993, 33.2 percent in 1992, and 33.2 percent in 1991. The Company's ratio of short-term debt to total capital was 5.4 percent in 1993, 7.7 percent in 1992, and 5.7 percent in 1991.


Operating Results
- -----------------

     Operating revenues are classified as local service, network access, long-distance network and miscellaneous. Local service revenues come from providing local telephone exchange services and leasing equipment.
Network access revenues are derived from billing other carriers and telephone customers for their use of the local network to complete long-distance calls in those instances where the long-distance service is not provided by the Company. Long-distance revenues are derived principally from providing long-distance services within designated areas. Miscellaneous revenues primarily relate to directory advertising, billing and collection services for interexchange long-distance carriers, operator services, network facilities leases and sales of telecommunications equipment.

     Operating revenues increased by $48,101,000 or 8.1 percent during the year ended December 31, 1993 as compared to 1992. All categories of operating revenues increased during the year.

     Local service revenues increased $20,502,000 or 8.7 percent during 1993 as compared to 1992. Basic area service revenues contributed $10,713,000 to this increase, primarily attributable to a 4.9 percent growth in access lines during 1993. Basic area service revenues have also been impacted by the implementation of regional calling plans which have resulted in a transfer of long distance revenues to the local revenue category. Custom calling and touch tone features also added to the local service revenues as a result of access line gains and increased marketing promotions.

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II

Item 7.  Management's Discussion and Analysis of Financial Condition and
- -------  Results of Operations (continued)

Operating Results (continued)
- -----------------------------

     Network access revenues increased $19,460,000 or 11.4 percent during the year ended December 31, 1993 as compared to 1992 due primarily to an
8.0 percent growth in access minutes of use during 1993.

     Miscellaneous revenues increased $6,518,000 or 7.8 percent during the year ended December 31, 1993 as compared to 1992. Additional telephone equipment sales and installation revenue of $6,358,000 is largely responsible for the increase during 1993. The equipment sales revenues related principally to PBX, data and key systems. North Carolina Utility Services (NCUS), a non-regulated business venture specializing in locating underground utility lines, contributed $4,703,000, due to the expansion of the service area and an increase of the customer base in existing service areas. These increases were partially offset by decreased revenues related to billing and collection services provided to interexchange carriers as well as lowered revenues associated with the lease and provision of transmission facilities to interexchange carriers.

     Customer operations expenses increased $13,379,000 or 18.0 percent during 1993 as compared to 1992. Sales expense increased significantly during 1993, as the Company continues to intensify its efforts to achieve an increased market share and gain knowledge of its customer expectations. The results of these efforts are demonstrated in the current year increase in telephone equipment sales. As a result of continued expansions of its customer base, NCUS experienced increases in cost of goods and services during 1993. Billing services also contributed to the increase in customer operations expense, primarily due to expenses incurred during the first part of 1993 related to the development and implementation of new billing systems. Business office operations also experienced increased expenses during 1993, principally due to increased staffing requirements and expenses related to the administration and service center charges for 800 portability services.

     As previously discussed, nonrecurring merger and integration costs totaling $46,382,000 were recognized during 1993.

     Other operating expenses increased $2,836,000 or 17.3 percent during 1993 as compared to 1992. This fluctuation was primarily due to a $4,636,000 increase in cost of equipment sales, generally corresponding with the overall trend in equipment sales. This increase was partially offset by a reduction in the losses associated with nonregulated activities during 1993.

     In addition to the increases discussed above, plant expense, customer operations expense, corporate operations expense and other operating expense also increased as a result of higher postretirement benefits costs due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The incremental cost associated with this change in accounting principle was approximately $15,159,000.

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II


Item 7.  Management's Discussion and Analysis of Financial Condition and
- -------  Results of Operations (continued)


Effects of Inflation
- --------------------

     The effects of inflation on the operations of the Company were not significant during 1993, 1992 or 1991.


Recent Accounting Developments
- ------------------------------

     Effective January 1, 1994, the Company will adopt Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (see Note 1 of "Notes to Consolidated Financial Statements" for additional information).

     Consistent with most local exchange carriers, the Company accounts for the economic effects of regulation pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation based on estimated useful lives prescribed by regulatory commissions rather than those which might be utilized by non-regulated enterprises. The Company's management believes that the Company's operations meet the criteria for the continued application of the provisions of SFAS No. 71. With increasing competition and the changing nature of regulation in the telecommunications industry, the ongoing applicability of SFAS No. 71 must, however, be constantly monitored and evaluated. Should the Company no longer qualify for the application of the provisions of SFAS No. 71 at some future date, the accounting impact could result in the recognition of a material, extraordinary, non-cash charge.

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II

Item 8.  Financial Statements and Supplementary Data
- -------

                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             Page Reference
                                                             --------------

Report of Independent Auditors                               Page 11

Consolidated Balance Sheets as of December 31, 1993
    and 1992                                                 Pages 12 - 13

Consolidated Statements of Income for each of
    the three years ended December 31, 1993                  Page 14

Consolidated Statements of Retained Earnings for
    each of the three years ended December 31, 1993          Page 15

Consolidated Statements of Cash Flows for each of
    the three years ended December 31, 1993                  Pages 16 - 17

Notes to Consolidated Financial Statements                   Pages 18 - 30

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II



                      REPORT OF INDEPENDENT AUDITORS




The Board of Directors
Carolina Telephone and Telegraph Company

     We have audited the accompanying consolidated balance sheets of Carolina Telephone and Telegraph Company, a wholly-owned subsidiary of Sprint Corporation, as of December 31, 1993 and 1992, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carolina Telephone and Telegraph Company at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, Carolina Telephone and Telegraph Company changed its method of accounting for postretirement benefits in 1993.



                                                              ERNST & YOUNG

Kansas City, Missouri
January 21, 1994

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II

                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1993 and 1992
                              (In Thousands)



                                                  1993            1992
                                               ----------      ----------
ASSETS
- ------

CURRENT ASSETS
  Cash                                         $        1      $        1
  Receivables
    Customers and other, net of allowance
      for doubtful accounts of $1,895
      ($1,415 in 1992)                             63,090          60,957
    Interexchange carriers                         20,238          17,713
    Affiliated companies                            4,699           2,256
  Inventories                                       9,807           7,861
  Prepayments and other                               870           1,573
                                               ----------      ----------
                                                   98,705          90,361






PROPERTY, PLANT AND EQUIPMENT
  Land and buildings                              128,635         120,560
  Telephone network equipment and outside
    plant                                       1,370,948       1,296,144
  Other                                            78,455          71,366
  Construction in progress                         17,228          11,673
                                               ----------      ----------
                                                1,595,266       1,499,743
  Less accumulated depreciation                   673,839         610,603
                                               ----------      ----------
                                                  921,427         889,140






DEFERRED CHARGES AND OTHER ASSETS                  58,778          45,794
                                               ----------      ----------





                                               $1,078,910      $1,025,295
                                               ==========      ==========




                                (Continued)

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II

                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                  CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        December 31, 1993 and 1992
                              (In Thousands)


                                                  1993            1992
                                               ----------      ----------
LIABILITIES AND STOCKHOLDER'S EQUITY
- ------------------------------------

CURRENT LIABILITIES
  Outstanding checks in excess of cash
    balances                                   $    9,303      $    8,169
  Short-term borrowings
    Commercial paper                               41,100          55,500
    Advances from parent company                        -           1,703
  Current maturities of long-term debt                568           7,717
  Accounts payable:
    Vendors and other                              20,742          14,846
    Interexchange carriers                         22,950          22,270
    Affiliated companies                           10,866           5,272
  Accrued merger and integration costs             17,035               -
  Accrued taxes                                    13,298          13,897
  Advance billings                                 11,653          11,262
  Accrued vacation pay                             10,550          10,493
  Other                                            20,484          19,056
                                               ----------      ----------
                                                  178,549         170,185

LONG-TERM DEBT                                    269,087         240,535


DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                           113,399         118,540
  Deferred investment tax credits                   6,790          10,830
  Regulatory liability                             26,338          32,903
  Postretirement benefits obligation               22,542           3,750
  Other                                            11,919           6,847
                                               ----------      ----------
                                                  180,988         172,870

COMMITMENTS


COMMON STOCK AND OTHER STOCKHOLDER'S EQUITY
  Common stock, authorized 5,000,000 shares,
    par value $20 per share, issued and
    outstanding 3,626,510 shares                   72,530          72,530
  Capital in excess of par value                   71,991          71,991
  Retained earnings                               305,765         297,184
                                               ----------      ----------
                                                  450,286         441,705
                                               ----------      ----------

                                               $1,078,910      $1,025,295
                                               ==========      ==========



              See Notes to Consolidated Financial Statements.

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II

                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                     CONSOLIDATED STATEMENTS OF INCOME
               Years ended December 31, 1993, 1992, and 1991
                              (In Thousands)


                                      1993          1992          1991
                                    --------      --------      --------
OPERATING REVENUES
  Local service                     $257,050      $236,548      $219,194
  Network access                     189,747       170,287       165,725
  Long-distance network              101,581        99,960        97,474
  Miscellaneous                       90,163        83,645        70,593
                                    --------      --------      --------
                                     638,541       590,440       552,986

OPERATING EXPENSES
  Plant expense                      192,297       181,658       169,209
  Depreciation                       114,765       109,865        94,288
  Customer operations                 87,668        74,289        63,374
  Corporate operations                64,400        58,300        59,932
  Merger and integration costs        46,382             -             -
  Other operating expenses            19,247        16,411        12,951
  Taxes:
    Federal income:
      Current                         33,786        34,218        37,826
      Deferred                        (9,064)        1,797         1,154
      Deferred investment tax
        credit                        (4,040)       (4,925)       (5,369)
    State, local and
      miscellaneous                   22,352        25,094        25,629
                                    --------      --------      --------
                                     567,793       496,707       458,994
                                    --------      --------      --------

OPERATING INCOME                      70,748        93,733        93,992

INTEREST CHARGES
  Interest on long-term debt          19,232        18,735        18,783
  Other interest                       2,728         3,432         1,259
                                    --------      --------      --------
                                      21,960        22,167        20,042

OTHER INCOME
  Interest charged to
    construction                          54           632            87
  Other, net                             644           602         3,383
                                    --------      --------      --------
                                         698         1,234         3,470
                                    --------      --------      --------
INCOME BEFORE EXTRAORDINARY ITEM      49,486        72,800        77,420

EXTRAORDINARY LOSSES ON EARLY
  EXTINGUISHMENTS OF DEBT, NET         2,318             -             -
                                    --------      --------      --------

NET INCOME                          $ 47,168      $ 72,800      $ 77,420
                                    ========      ========      ========

              See Notes to Consolidated Financial Statements.

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II

                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
               Years ended December 31, 1993, 1992, and 1991
                              (In Thousands)


                                       1993          1992          1991
                                     --------      --------      --------

BALANCE AT BEGINNING OF YEAR         $297,184      $272,262      $249,445

Net Income                             47,168        72,800        77,420

Cash dividends
  Common stock                        (38,587)      (47,869)      (54,578)
  Preferred stock                           -            (9)          (25)
                                     --------      --------      --------

BALANCE AT END OF YEAR               $305,765      $297,184      $272,262
                                     ========      ========      ========




































              See Notes to Consolidated Financial Statements.

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II

                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               Years ended December 31, 1993, 1992, and 1991
                              (In Thousands)

                                                 1993       1992       1991
                                               --------   --------   -------
OPERATING ACTIVITIES

  Net Income                                   $ 47,168   $ 72,800   $ 77,420
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation                              114,765    109,865     94,288
      Deferred income taxes and
        investment tax credits                  (14,695)    (2,030)    (3,240)
      Extraordinary losses on early
        extinguishments of debt                   3,836          -          -
      Changes in operating assets and
        liabilities:
          Receivables, net                       (7,101)    (3,714)    (5,489)
          Inventories                            (1,946)       264      1,682
          Other current assets                      703         19       (487)
          Accounts payable                       12,170    (10,371)    (2,154)
          Other current liabilities              19,231     (2,153)    12,735
          Noncurrent assets and
            liabilities, net                     23,597      1,000      2,750
      Other, net                                 (7,540)    (5,722)    (4,409)
                                                -------    -------    -------

  NET CASH PROVIDED BY OPERATING ACTIVITIES     190,188    159,958    173,096




INVESTING ACTIVITIES

  Additions to property, plant and equipment   (146,543)  (143,057)  (130,332)
  Net cost to retire plant and equipment           (509)      (599)      (478)
  Additions to investments                       (4,865)    (8,872)    (2,979)
                                               --------   --------   --------

  NET CASH USED BY INVESTING ACTIVITIES        (151,917)  (152,528)  (133,789)













                                (Continued)

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II

                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               Years ended December 31, 1993, 1992, and 1991
                              (In Thousands)


                                                 1993       1992       1991
                                               -------    -------     -------

FINANCING ACTIVITIES

  Proceeds from long-term borrowings           $148,638   $ 49,382    $     -
  Retirements of long-term debt                (127,521)   (27,537)    (2,954)
  Increase (decrease) in commercial paper       (14,400)    25,500      9,900
  Increase (decrease) in advances from
     parent company                              (1,703)    (6,797)     8,500
  Redemption of preferred stock                       -       (100)      (150)
  Dividends paid                                (38,587)   (47,878)   (54,603)
  Other                                          (4,698)         -          -
                                               --------   --------    -------

  NET CASH USED BY FINANCING ACTIVITIES         (38,271)    (7,430)   (39,307)

CHANGE IN CASH                                        -          -          -

CASH AT BEGINNING OF YEAR                             1          1          1
                                               --------   --------   --------

CASH AT END OF YEAR                            $      1   $      1   $      1
                                               ========   ========   ========

























              See Notes to Consolidated Financial Statements.

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II


                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


1. ACCOUNTING POLICIES

   Carolina Telephone and Telegraph Company is engaged in the business of providing communications services, principally local, network access and long distance services in North Carolina. The principal industries in its service area include agriculture, textiles, pulp and paper manufacturing, chemicals, and tourism.


Basis of Presentation
- ---------------------

   The accompanying consolidated financial statements include the accounts of Carolina Telephone & Telegraph Company and its wholly-owned subsidiary, Carolina Telephone Long Distance, Inc. (CTLD), collectively referred to as the "Company". All significant intercompany transactions have been eliminated. The Company is a wholly-owned subsidiary of Sprint Corporation (Sprint); accordingly, earnings per share information has been omitted.

   The Company accounts for the economic effects of regulation pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation", which requires the accounting recognition of the rate actions of regulators where appropriate. Such actions can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset, or impose a liability on a regulated enterprise.

   Certain amounts in the accompanying consolidated financial statements for 1992 and 1991 have been reclassified to conform to the presentation of amounts in the 1993 consolidated financial statements. These reclassifications had no effect on net income in either year.

Inventories
- -----------

   Inventories consist of materials and supplies, stated at average cost, and equipment held for resale, stated at the lower of average cost or market. The sales inventory balances were $2,604,000 and $2,156,000 at December 31, 1993 and 1992, respectively.

Property, Plant and Equipment
- -----------------------------

   Property, plant and equipment are recorded at cost. Retirements of depreciable property are charged against accumulated depreciation with no gain or loss recognized. Repairs and maintenance costs are expensed as incurred.

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II


                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


1. ACCOUNTING POLICIES (continued)

Depreciation
- ------------

   Depreciation expense is generally computed on a straight-line basis over estimated useful lives as prescribed by regulatory commissions. Depreciation rate changes granted by the North Carolina Utilities Commission (Commission) resulted in additional depreciation expense in 1992 of $19,365,000 which reduced net income by $11,245,000 after considering the partial offset from the related revenue settlement and income tax effects. There were no depreciation rate changes during 1993 or 1991. In addition, as ordered by the Commission, the Company recorded nonrecurring charges to depreciation expense in 1991 of $9,000,000 which reduced net income by $5,016,000. Average annual composite depreciation rates, excluding the nonrecurring charges, were 7.5 percent for 1993, 7.6 percent for 1992 and 6.2 percent for 1991.

Income Taxes
- ------------

   Operations of the Company are included in the consolidated federal income tax returns of Sprint. Federal income tax is calculated by the Company on the basis of its filing a separate return.

   Effective January 1, 1992, the Company changed its method of accounting for income taxes by adopting SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to accounting for income taxes. Under the provisions of SFAS No. 109, the Company adjusted existing deferred income tax amounts, using current tax rates, for the estimated future tax effects attributable to temporary differences between the tax bases of the Company's assets and liabilities and their reported amounts in the financial statements. The Company's principal temporary difference results from using different depreciable lives and methods with respect to its property, plant and equipment for tax and financial reporting purposes.

   As a result of corporate income tax rate reductions in prior years and the previous income tax accounting standards which did not permit accumulated deferred income tax amounts to be adjusted for subsequent tax rate changes, adoption of SFAS No. 109 resulted in a decrease in the amount of deferred income tax liabilities recorded. However, because this decrease will accrue to the benefit of the Company's customers through future telephone rates established by the Company's regulators, this decrease in deferred income tax liabilities has been reflected as a regulatory liability in the Company's financial statements.

   Accordingly, the adoption of SFAS No. 109 had no significant effect upon the Company's 1992 net income. As allowed by SFAS No. 109, prior years' consolidated financial statements were not restated.

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II


                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


1. ACCOUNTING POLICIES (continued)

Income Taxes (continued)
- ------------------------

   During 1991, in accordance with Accounting Principles Board Opinion No. 11, deferred income taxes were provided for all differences in timing of reporting income and expenses for financial statement and income tax purposes, except for items that were not allowable by the Federal Communications Commission (FCC) or the Commission as an expense for rate-making purposes.

   Investment tax credits (ITC) are deferred and amortized over the useful life of the related property. The Tax Reform Act of 1986 effectively eliminated ITC after December 31, 1985.

Postretirement Benefits
- -----------------------

   Effective January 1, 1993, the Company changed its method of accounting for postretirement benefits (principally health care benefits) provided to certain retirees by adopting SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires accrual of the expected cost of providing postretirement benefits to employees and their dependents or beneficiaries during the years employees earn the benefits. As permitted by SFAS No. 106, the Company elected to recognize the obligation for postretirement benefits already earned by its current retirees and active work force as of January 1, 1993 by amortizing such obligation on a straight-line basis over a period of twenty years.

   During 1992 and 1991, the Company expensed postretirement benefits as such costs were paid.

Postemployment Benefits
- -----------------------

   Effective January 1, 1994, the Company will adopt SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Under the new standard, the Company is required to recognize certain previously unrecorded obligations for benefits provided to former or inactive employees and their dependents, after employment but before retirement. Postemployment benefits offered by the Company include severance, workers' compensation and disability benefits, including the continuation of other benefits such as health care and life insurance coverage. As required by the standard, the Company will recognize its obligations for postemployment benefits through a cumulative adjustment in the consolidated income statement. The resulting nonrecurring, non-cash charge will not significantly impact the Company's 1994 net income. Adoption of this standard is not expected to significantly impact future operating expenses.

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II


                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993

1. ACCOUNTING POLICIES (continued)

Interest Charged to Construction
- --------------------------------

   In accordance with the Uniform System of Accounts, as prescribed by the FCC, interest is capitalized only on those telephone plant construction projects for which the estimated construction period exceeds one year.


2. MERGER AND INTEGRATION COSTS

   Effective March 9, 1993, Sprint consummated its merger with Centel Corporation (Centel), a telecommunications company with local exchange and cellular/wireless communications services operations. Centel's local exchange telephone businesses operate in six states: Florida, North Carolina, Virginia, Illinois, Texas and Nevada. Pursuant to the Agreement and Plan of Merger dated May 27, 1992, Sprint issued 1.37 shares of its common stock in exchange for each outstanding share of Centel common stock.

   The operations of the merged companies are being integrated and restructured to achieve efficiencies which are expected to yield significant operational synergies and cost savings. The transaction costs associated with the merger and the estimated expenses of integrating and restructuring the operations of the two companies resulted in nonrecurring charges to Sprint during 1993. The portion of such charges attributable to the Company was $46,382,000, which reduced 1993 net income by approximately $27,765,000.


3. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan
- ----------------------------

   Substantially all employees of the Company are covered by a noncontributory defined benefit pension plan. For participants of the plan represented by collective bargaining units, benefits are based upon schedules of defined amounts as negotiated by the respective parties. For participants not covered by collective bargaining agreements, the plan provides pension benefits based upon years of service and participants' compensation.

   The Company's policy is to make contributions to the plan each year equal to an actuarially determined amount consistent with applicable federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so that benefits are fully funded at retirement. As of December 31, 1993, the plan's assets consisted principally of investments in corporate equity securities and U.S. government and corporate debt securities.

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II


                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


3. EMPLOYEE BENEFIT PLANS (continued)

Defined Benefit Pension Plan (continued)
- ----------------------------------------

   The components of the net pension credits and related assumptions are as follows (in thousands):
                                              1993       1992       1991
                                            --------   --------   --------
Service cost -- benefits earned during
  the period                                $  5,505   $  4,739   $  4,622
Interest cost on projected benefit
  obligation                                  15,654     14,745     14,047
Actual return on plan assets                 (41,636)   (15,461)   (65,761)
Net amortization and deferral                 11,403     (9,789)    42,132
                                            --------   --------   --------

Net pension credit                          $ (9,074)  $ (5,766)  $ (4,960)
                                            ========   ========   ========


Discount rate                                  8.00%      8.50%      8.50%
Expected long-term rate of return on
  plan assets                                  9.50%      8.25%      8.25%
Anticipated composite rate of future
  increases in compensation                    5.50%      6.33%      7.02%

   In addition, the Company recognized pension curtailment gains of $98,000 during 1993 as a result of the integration actions as discussed in Note 2.

   The funded status and amounts recognized in the consolidated balance sheets for the plan, as of December 31, are as follows (in thousands):

                                                        1993        1992
                                                     ---------   ---------
Actuarial present value of pension benefit
  obligations
    Vested benefit obligation                        $(207,186)  $(166,022)
                                                     =========   =========

    Accumulated benefit obligation                   $(231,695)  $(182,369)
                                                     =========   =========


Projected benefit obligation                         $(241,000)  $(198,533)
Plan assets at fair value                              344,187     311,202
                                                     ---------   ---------
Plan assets in excess of the projected
  benefit obligation                                   103,187     112,669
Unrecognized net gains                                 (35,769)    (40,377)
Unrecognized prior service cost (benefit)                5,464      (4,112)
Unamortized portion of transition asset                (40,236)    (44,706)
                                                     ---------   ---------

Prepaid pension cost                                 $  32,646   $  23,474
                                                     =========   =========

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II


                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


3. EMPLOYEE BENEFIT PLANS (continued)

Defined Benefit Pension Plan (continued)
- ----------------------------------------

   The projected benefit obligations as of December 31, 1993 and 1992 were determined using a discount rate of 7.50 percent for 1993 and 8.00 percent for 1992, and anticipated composite rates of future increases in compensation of 4.50 percent for 1993 and 5.50 percent for 1992.

Defined Contribution Plans
- --------------------------

   Sprint sponsors two defined contribution employee savings plans covering substantially all employees of the Company. Participants may contribute portions of their compensation to the plans. Contributions of participants represented by collective bargaining units are matched by the Company based upon defined amounts as negotiated by the respective parties.
Contributions of participants not covered by collective bargaining agreements are also matched by the Company. For these participants, the Company provides matching contributions equal to 50 percent of participants' contributions up to 6 percent of their base compensation and may, at the discretion of Sprint's Board of Directors, provide additional matching contributions based upon the performance of Sprint's common stock price in comparison to other telecommunications companies. The Company's contributions to the plans aggregated $3,278,000, $2,195,000 and $2,300,000 in 1993, 1992 and 1991, respectively.

Postretirement Benefits
- -----------------------

   The Company provides other postretirement benefits (principally health care benefits) to certain retirees. Substantially all employees who retired from the Company before January 1, 1991 became eligible for these postretirement benefits at reduced cost to the retirees. Employees retiring after such date, who meet specified age and years of service requirements, are eligible for these benefits on a shared cost basis, with the Company's portion of the cost determined by the retirees' years of credited service at retirement. The Company funds the accrued costs as benefits are paid.

     For regulatory purposes, the FCC permits recognition of net postretirement benefits costs, including amortization of the transition obligation, in accordance with SFAS No. 106. The Company is also recording postretirement benefits costs in accordance with SFAS No. 106 for state regulatory purposes, pending direction from the Commission in future rate-making procedures.

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II


                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


3. EMPLOYEE BENEFIT PLANS (continued)

Postretirement Benefits (continued)
- -----------------------------------

   The components of the 1993 net postretirement benefits cost are as follows (in thousands):

    Service cost-benefits earned during the period          $   2,514
    Interest on accumulated postretirement benefits
      obligation                                                9,599
    Amortization of transition obligation                       5,912
                                                            ---------

    Net postretirement benefits cost                        $  18,025
                                                            =========

   For measurement purposes, an annual health care cost trend rate of 13 percent was assumed for 1993, gradually decreasing to 6 percent by 2001 and remaining constant thereafter. The effect of a one percent increase in the assumed trend rate would have increased the 1993 net postretirement benefits cost by approximately $328,000. The discount rate for 1993 was 8 percent.

   In addition, the Company recognized postretirement benefits curtailment losses of $2,963,000 during 1993 as a result of the integration actions as discussed in Note 2.

   The cost of providing health care benefits to retirees was $2,383,000 and $2,382,000 in 1992 and 1991, respectively.

   The amount recognized in the consolidated balance sheet as of December 31, 1993 is as follows (in thousands):

    Accumulated postretirement benefits obligation
       Retirees                                            $  52,590
       Active plan participants - fully eligible              32,830
       Active plan participants - other                       45,727
                                                           ---------
                                                             131,147

    Unrecognized net gains                                     3,387
    Unrecognized transition obligation                      (111,992)
                                                           ---------

    Accrued postretirement benefits cost                   $  22,542
                                                           =========

   The accumulated benefits obligation as of December 31, 1993 was determined using a discount rate of 7.5 percent. An annual health care cost trend rate of 12 percent was assumed for 1994, gradually decreasing to 6 percent by 2001 and remaining constant thereafter. The effect of a one percent annual increase in the assumed health care cost trend rate would have increased the accumulated benefits obligations as of December 31, 1993 by approximately $32,830,000.

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II


                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993

4. INCOME TAXES

   The components of federal and state income tax expense are as follows (in thousands):

                                              1993       1992       1991
                                            --------   --------   --------
Federal income taxes
   Current                                  $ 33,786   $ 34,218   $ 37,826
   Deferred                                   (9,064)     1,797      1,154
   Amortization of deferred ITC               (4,040)    (4,925)    (5,369)
                                            --------   --------   --------
                                              20,682     31,090     33,611

State income taxes
   Current                                     7,746      8,242      9,162
   Deferred                                   (1,591)     1,098        975
                                            --------   --------   --------
                                               6,155      9,340     10,137
                                            --------   --------   --------

Total income tax expense                    $ 26,837   $ 40,430   $ 43,748
                                            ========   ========   ========


   In 1993 income tax benefits of $1,518,000 associated with the extraordinary losses incurred related to the early extinguishments of debt were reflected as reductions of such losses in the consolidated statements of income.


   The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent in 1993 and 34 percent in 1992 and 1991 are as follows (in thousands):


                                              1993       1992       1991
                                            --------   --------   --------
Federal income tax at the statutory rate    $ 26,713   $ 38,498   $ 41,197
Less amortization of deferred ITC              4,040      4,883      5,200
                                            --------   --------   --------
Expected federal income tax provision
  after amortization of deferred ITC          22,673     33,615     35,997
Effect of
   Differences required to be flowed
     through by regulatory commissions           543        673        290
   Reversal of rate differentials             (1,096)    (1,496)    (1,821)
   State income tax, net of federal income
     tax effect                                4,001      6,164      6,690
   Other, net                                    716      1,474      2,592
                                            --------   --------   --------

Income tax expense, including ITC           $ 26,837   $ 40,430   $ 43,748
                                            ========   ========   ========

Effective income tax rate                      35.2%      35.7%      36.1%
                                            ========   ========   ========

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II


                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


4. INCOME TAXES (continued)

   During 1993 and 1992, in accordance with SFAS No. 109, deferred income taxes were provided for the temporary differences between the carrying amounts of the Company's assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities as of December 31, along with the income tax effect of each, are as follows (in thousands):


                                  1993                      1992
                           ---------------------    ---------------------
                           Deferred Income Tax      Deferred Income Tax
                           ---------------------    ---------------------
                           Assets    Liabilities    Assets    Liabilities
                           --------  -----------    --------  -----------
Property, plant and
  equipment               $      -     $122,697    $      -     $114,888
Allowance for doubtful
   accounts                    373            -         426            -
Expense accruals             2,795            -           -        3,235
Deferred ITC                     -        6,790           -       10,830
Other, net                   5,726            -         265        1,296
                          --------     --------    --------     --------
                          $  8,894     $129,487    $    691     $130,249
                          ========     ========    ========     ========


   On August 10, 1993, the Revenue Reconciliation Act of 1993 (the Act) was enacted which, among other changes, raised the federal income tax rate for corporations to 35 percent from 34 percent, retroactive to the beginning of the year. Pursuant to SFAS No. 71, the resulting adjustments to the Company's deferred income tax assets and liabilities to reflect the revised rate have generally been reflected as reductions to the related regulatory liabilities.

   During 1991, in accordance with APB No. 11, deferred income tax provisions resulted from the differences in the timing of recognizing certain revenues and expenses for financial statement and income tax purposes. The sources of the differences, along with the income tax effect of each, were as follows (in thousands):

     Property, plant and equipment                   $ 6,331
     Pension costs                                     1,869
     Revenue accruals                                  1,098
     Expense accruals                                 (6,647)
     Other, net                                         (522)
                                                     -------
                                                     $ 2,129
                                                     =======

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II


                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


5. LONG-TERM DEBT AND EXTRAORDINARY LOSSES ON EXTINGUISHMENTS

   Long-term debt as of December 31, excluding current maturities, is as follows (in thousands):

                                         1993                 1992
                             ---------------------------    --------
                                        Weighted Average
                              Amount      Interest Rate      Amount
                             --------   ----------------    --------
Debentures, maturities
  1995 - 2016                $271,878         6.81%         $242,052

Other notes, maturities
  1995 - 1998                     219         9.51%              345

Unamortized debt discount      (3,010)                        (1,862)
                             --------                       --------
                             $269,087                       $240,535
                             ========                       ========

   Long-term debt maturities during each of the next five years are as follows (in thousands):

          Year                     Amount
          ----                    -------
          1994                    $   568
          1995                      8,575
          1996                     12,663
          1997                        841
          1998                          6


   The first mortgage bonds and notes are secured by substantially all of the Company's property, plant and equipment.

   As of December 31, 1993, the Company had lines of credit with banks totaling $60,000,000. No amounts were borrowed against these lines of credit at year end. The bank lines, which are renewable in April 1994, provide for short-term borrowings at market rates of interest and require annual commitment fees based on the unused portion. Lines of credit, which support both outstanding commercial paper and notes payable to banks, may be withdrawn by the banks if there is a material adverse change in the financial condition of the Company.

   During 1993, the Company redeemed prior to scheduled maturities $120,209,000 of first mortgage bonds and debentures with interest rates ranging from 7.75 percent to 11.75 percent. Prepayment penalties incurred in connection with the early extinguishments of debt and the write-off of related debt issuance costs and unamortized debt discounts and premiums, net of the related income tax benefits, are reflected as extraordinary losses in the 1993 consolidated statement of income.

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II


                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


6. COMMITMENTS

   Gross rental expense aggregated $6,959,000 in 1993, $6,145,000 in 1992 and $6,967,000 in 1991.

   The Company's planned capital expenditures for the year ending December 31, 1994 are approximately $143,131,000. Normal purchase commitments have been or will be made for these planned expenditures.


7. RELATED PARTY TRANSACTIONS

   The Company purchases telecommunications equipment, construction and maintenance equipment, and materials and supplies from its affiliate, North Supply Company. Total purchases for 1993, 1992, and 1991 were $47,401,000, $45,272,000 and $36,421,000, respectively.

   Under an agreement with Sprint, the Company reimburses Sprint for data processing services, other data related costs and certain management costs which are incurred for the Company's benefit. A credit resulting from deferred income taxes on intercompany profits is also allocated by Sprint to affiliated companies. Total charges to the Company aggregated $55,885,000, $43,481,000 and $36,590,000 in 1993, 1992 and 1991,
respectively, and the credit relating to deferred income taxes was $852,500, $714,000 and $824,000 in 1993, 1992 and 1991, respectively. The
Company enters into cash advance and borrowing transactions with Sprint; generally, interest on such transactions is computed based on the prior month's thirty-day average commercial paper index, as published in the Federal Reserve Statistical Release H.15, plus 45 basis points. Interest expense on such advances from Sprint was $19,800, $402,000 and $101,000 in 1993, 1992 and 1991, respectively. Interest income on such advances to Sprint was $51,000, $9,100 and $21,500 in 1993, 1992 and 1991,
respectively.

   Sprint Publishing & Advertising, an affiliate, pays the Company a fee for the right to publish telephone directories in the Company's operating territory, a listing fee, and a fee for billing and collection services performed for Sprint Publishing & Advertising by the Company. For 1993, 1992 and 1991, Sprint Publishing & Advertising paid the Company a total of $21,759,000, $21,526,000 and $20,109,000, respectively. The Company paid
Sprint Publishing & Advertising $1,543,000, $1,515,000 and $1,174,000 in 1993, 1992 and 1991, respectively, for its costs of publishing the white page portion of the directories.

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II


                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


7. RELATED PARTY TRANSACTIONS (continued)

   The Company provides various services to Sprint's long distance communications services division, such as network access, operator and billing and collection services, and the lease of network facilities. The Company recognized income of $18,017,000, $16,698,000 and $15,694,000 in
1993, 1992 and 1991, respectively, for these services. The Company paid Sprint's long distance communications services division $25,000,000, $22,811,000 and $21,797,000 in 1993, 1992 and 1991, respectively, for interexchange telecommunications services.

   The Company provides services such as operator assistance, directory assistance, end user trouble report processing and payment processing for United Telephone-Southeast, Inc. (an affiliate) and United Telephone Company of the Carolinas, (an affiliate). The Company recognized income of $3,324,000, $2,525,000, and $1,025,000 during 1993, 1992 and 1991, respectively, for these services.

   Certain directors and officers of the Company are also directors or officers of banks at which the Company conducts borrowings and related transactions. The terms are comparable with other banks at which the Company has similar transactions.


8. ADDITIONAL FINANCIAL INFORMATION

Financial Instruments Information
- ---------------------------------

   The Company's financial instruments consist of long-term debt, including current maturities, with carrying amounts as of December 31, 1993 and 1992 of $269,655,000 and $248,252,000, respectively, and estimated fair values of $288,871,000 and $257,624,000, respectively. The fair values are estimated based on quoted market prices for publicly-traded issues, and based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved for all other issues.

   The carrying values of the Company's other financial instruments (principally short-term borrowings) approximate fair value as of December 31, 1993 and 1992.

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part II

                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


8. ADDITIONAL FINANCIAL INFORMATION (continued)

Supplemental Cash Flows Information
- -----------------------------------

   The supplemental disclosures required for the consolidated statements of cash flows for the years ended December 31, are as follows (in thousands):

                                            1993       1992        1991
                                          -------    -------     -------
Cash paid for
  Interest, net of amounts capitalized    $20,395    $22,884     $21,564
  Income taxes                             41,391     44,884      42,030

Major Customer Information
- --------------------------

   Operating revenues from American Telephone & Telegraph resulting primarily from network access, billing and collection services, and the lease of network facilities aggregated approximately $105,225,000, $101,418,000 and $97,679,000 for 1993, 1992 and 1991, respectively.


9. SUPPLEMENTAL QUARTERLY INFORMATION - UNAUDITED (in thousands)

                                      1993 Quarters Ended
                        ------------------------------------------------
                        March 31     June 30   September 30  December 31
                        --------    --------   ------------  -----------
Operating revenues      $152,282    $159,756     $163,536     $162,967
Operating income (loss)   (1,869)     23,895       28,038       20,684
Income (loss) before
   extraordinary item     (7,464)     18,436       23,147       15,367
Net income (loss)         (7,464)     17,070       22,195       15,367


                                      1992 Quarters Ended
                        ------------------------------------------------
                        March 31     June 30   September 30  December 31
                        --------    --------   ------------  -----------
Operating revenues      $137,608    $146,034     $149,770     $157,028
Operating income          25,058      28,027       25,785       14,863
Net income                19,749      22,905       20,782        9,364

     Nonrecurring charges associated with the transaction costs of the Sprint/Centel merger and the estimated expenses of integrating and restructuring the operations of the two companies were recorded during 1993. The portion of such charges attributable to the Company was $41,700,000 and $4,682,000 in the first and fourth quarters of 1993, respectively, which reduced net income by approximately $25,346,000 and $2,419,000, respectively.

     The Company recorded additional depreciation expense of approximately $19,365,000 during the fourth quarter of 1992 as the result of depreciation rate changes granted by the Commission. The effect of this adjustment on 1992 fourth quarter net income was $11,245,000.

                                    Carolina Telephone & Telegraph Company
                                                  Form 10-K Part II/III/IV



Item 9.   Changes in and Disagreements with Accountants on Accounting and
- -------
          Financial Disclosure

             None


Item 10.  Directors and Executive Officers of the Registrant
- --------

             Omitted under the provisions of General Instruction J.


Item 11.  Executive Compensation
- --------

             Omitted under the provisions of General Instruction J.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
- --------

             Omitted under the provisions of General Instruction J.


Item 13.  Certain Relationships and Related Transactions
- --------

             Omitted under the provisions of General Instruction J.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------


(a) 1. The consolidated financial statements of the Company filed as part of this report are listed in the Index to Consolidated Financial Statements on page 10.

      2. The consolidated financial statement schedules of the Company filed as part of this report are listed in the Index to Consolidated Financial Statement Schedules on page 32.


(b) The Registrant was not required to file a report on Form 8-K during the last quarter of 1993.

(c) The exhibits filed as part of this report are listed in the Index to Exhibits on pages 42 - 44.

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part IV

                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
            INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
                              (ITEM 14(a)2.)




                                                                      Page
For each of the three years in the period ended December 31, 1993:  Reference
- ------------------------------------------------------------------  ---------


Schedule V      - Property, Plant and Equipment - Consolidated     Pages 33-35
Schedule VI     - Accumulated Depreciation on Property, Plant
                  and Equipment - Consolidated                     Pages 36-38
Schedule VIII   - Valuation and Qualifying Accounts -
                  Consolidated                                     Page  39
Schedule IX     - Short-Term Borrowings - Consolidated             Page  40
Schedule X      - Supplementary Income Statement Information -
                  Consolidated                                     Page  41



















All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

                                     Carolina Telephone and Telegraph Company
                                                            Form 10-K Part IV


         SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT - CONSOLIDATED

                       Year Ended December 31, 1993

                              (In Thousands)

                           Balance                   Retirements    Balance
                          beginning     Additions         or          end
                           of year       at cost        sales       of year
                         ----------    -----------   -----------   ----------

Land and buildings       $  120,560     $  8,619      $    544     $  128,635

Other general
  support assets             65,424       12,853         5,897         72,380

Central office assets       562,672       67,120        28,746        601,046

Information origination/
  termination assets         44,301        7,727         5,749         46,279

Cable and wire
  facilities assets         689,171       44,314         9,862        723,623

Amortizable assets            4,431          355           222          4,564

Property held for
  future use                    310            -             -            310

Telephone plant under
  construction               11,673        5,555             -         17,228

Telephone plant
  acquisition adjustment        342            -             -            342

Nonoperating plant              859            -             -            859
                         ----------     --------      --------     ----------


                         $1,499,743     $146,543       $51,020     $1,595,266
                         ==========     ========      ========     ==========




     Depreciation expense is computed on a straight-line basis. The average annual composite depreciation rate in 1993 was 7.5%.

                                     Carolina Telephone and Telegraph Company
                                                            Form 10-K Part IV



         SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT - CONSOLIDATED

                       Year Ended December 31, 1992

                              (In Thousands)

                          Balance                    Retirements    Balance
                         beginning     Additions          or          end
                          of year       at cost         sales       of year
                        ----------    ----------     ----------   ----------

Land and buildings      $   92,700     $ 28,394        $   534    $  120,560

Other general
  support assets            59,841       10,911          5,328        65,424

Central office assets      524,038       67,512         28,878       562,672

Information origination/
  termination assets        84,180        5,265         45,144        44,301

Cable and wire
  facilities assets        655,864       42,176          8,869       689,171

Amortizable assets           4,696          161            426         4,431

Property held for
  future use                   376          (66)             -           310

Telephone plant under
  construction              22,969      (11,296)             -        11,673

Telephone plant
  acquisition adjustment       342            -              -           342

Nonoperating plant             859            -              -           859
                        ----------     --------        -------    ----------

                        $1,445,865     $143,057        $89,179    $1,499,743
                        ==========     ========        =======    ==========





     Depreciation expense is computed on a straight-line basis. The average annual composite depreciation rate in 1992 was 7.6%.

                                     Carolina Telephone and Telegraph Company
                                                            Form 10-K Part IV



         SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT - CONSOLIDATED

                       Year Ended December 31, 1991

                              (In Thousands)

                          Balance                    Retirements    Balance
                         beginning     Additions          or          end
                          of year       at cost         sales       of year
                        ----------    ------------   -----------  -----------

Land and buildings      $   86,427      $  7,078       $   805    $   92,700

Other general
  support assets            55,839         8,831         4,829        59,841

Central office assets      493,218        60,232        29,412       524,038

Information origination/
  termination assets        83,571         5,287         4,678        84,180

Cable and wire
  facilities assets        628,570        37,097         9,803       655,864

Amortizable assets           4,845            90           239         4,696

Property held for
  future use                 1,396        (1,020)            -           376

Telephone plant under
  construction               9,994        12,975             -        22,969

Telephone plant
  acquisition adjustment       520          (178)            -           342

Nonoperating plant             919           (60)            -           859
                        ----------      --------       -------    ----------


                        $1,365,299      $130,332       $49,766    $1,445,865
                        ==========      ========       =======    ==========




     Depreciation expense is computed on a straight-line basis. The average annual composite depreciation rate in 1991 was 6.2%.

                                     Carolina Telephone and Telegraph Company
                                                            Form 10-K Part IV



         SCHEDULE VI - ACCUMULATED DEPRECIATION ON PROPERTY, PLANT
                       AND EQUIPMENT - CONSOLIDATED

                       Year Ended December 31, 1993

                              (In Thousands)

                          Balance    Charged to            Retirements   Balance
                         beginning  depreciation    Net        or          end
                          of year      expense    salvage     sales      of year
                         ---------   ----------  --------- -----------  --------

Buildings                $ 27,126     $  4,154   $  (263)    $   517    $ 30,500

Other general
  support assets           26,930        8,027       693       5,968      29,682

Central office assets     174,863       54,081        29      28,746     200,227

Information origination/
  termination assets       31,000        3,701       637       5,686      29,652

Cable and wire
  facilities assets       348,091       44,449    (1,600)      9,803     381,137

Amortizable assets          1,422          310        (5)        300       1,427

Property held for
  future use                   25           10         -           -          35

Telephone plant
  acquisition adjustment      487           33         -           -         520

Nonoperating plant            659            -         -           -         659
                         --------     --------   --------    -------    --------

                         $610,603     $114,765   $  (509)    $51,020    $673,839
                         ========     ========   ========    =======    ========

                                      Carolina Telephone and Telegraph Company
                                                             Form 10-K Part IV



         SCHEDULE VI - ACCUMULATED DEPRECIATION ON PROPERTY, PLANT
                       AND EQUIPMENT - CONSOLIDATED

                       Year Ended December 31, 1992

                              (In Thousands)

                          Balance    Charged to            Retirements  Balance
                         beginning  depreciation    Net        or         end
                          of year      expense    salvage     sales     of year
                         --------   ------------ --------  ---------   --------

Buildings                $ 24,632     $  3,232   $  (204)  $    534    $ 27,126

Other general
  support assets           24,366        7,347       544      5,327      26,930

Central office assets     151,089       53,136      (483)    28,879     174,863

Information origination/
  termination assets       72,007        3,489       648     45,144      31,000

Cable and wire
  facilities assets       315,768       42,363    (1,171)     8,869     348,091

Amortizable assets          1,526          255        67        426       1,422

Property held for
  future use                   15           10         -          -          25

Telephone plant
  acquisition adjustment      454           33         -          -         487

Nonoperating plant            659            -         -          -         659
                         --------     --------   --------   -------    --------

                         $590,516     $109,865   $  (599)   $89,179    $610,603
                         ========     ========   ========   =======    ========

                                      Carolina Telephone and Telegraph Company
                                                             Form 10-K Part IV



         SCHEDULE VI - ACCUMULATED DEPRECIATION ON PROPERTY, PLANT
                       AND EQUIPMENT - CONSOLIDATED

                       Year Ended December 31, 1991

                              (In Thousands)

                          Balance    Charged to            Retirements  Balance
                         beginning  depreciation    Net        or         end
                          of year      expense    salvage     sales     of year
                         --------   ------------  -------  -----------  -------

Buildings                $ 23,384    $  2,107     $  (99)   $    760   $ 24,632

Other general
  support assets           23,494       5,426        275       4,829     24,366

Central office assets     140,203      40,979       (912)     29,181    151,089

Information origination/
  termination assets       73,119       2,663      1,180       4,955     72,007

Cable and wire
  facilities assets       283,716      42,820       (965)      9,803    315,768

Amortizable assets          1,476         250         38         238      1,526

Property held for
  future use                    -          10          5           -         15

Telephone plant
  acquisition adjustment      421          33          -           -        454

Nonoperating plant            659           -          -           -        659
                         --------     -------     -------    -------   --------

                         $546,472     $94,288     $ (478)    $49,766   $590,516
                         ========     =======     =======    =======   ========

                                      Carolina Telephone and Telegraph Company
                                                             Form 10-K Part IV




     SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS - CONSOLIDATED

               Years Ended December 31, 1993, 1992 and 1991

                              (In Thousands)




                                                         Deductions
                                                         -----------
                                             Additions    Accounts
                                 Balance at  ----------  charged off   Balance
                                 beginning   Charged to    net of       at end
                                  of year     expense    collections   of year
                                 ----------  ----------  -----------   -------
Year ended December 31, 1993
- ----------------------------
Deducted from assets:
  Allowance for uncollectible
     accounts                      $1,415      $1,965      $1,485      $1,895
                                   ======      ======      ======      ======


Year ended December 31, 1992
- ----------------------------
Deducted from assets:
  Allowance for uncollectible
     accounts                      $1,319      $1,613      $1,517      $1,415
                                   ======      ======      ======      ======


Year ended December 31, 1991
- ----------------------------
Deducted from assets:
  Allowance for uncollectible
    accounts                       $1,478      $1,816     $1,975       $1,319
                                   ======      ======     ======       ======

                                    Carolina Telephone and Telegraph Company
                                                           Form 10-K Part IV



            SCHEDULE IX - SHORT-TERM BORROWINGS - CONSOLIDATED

               Years Ended December 31, 1993, 1992 and 1991

                              (In Thousands)

                                        1993          1992          1991
                                     Commercial    Commercial    Commercial
                                       Paper         Paper         Paper
                                     ----------    ----------    ----------

Amount outstanding at end
  of year                             $41,100       $55,500       $30,000
                                      =======       =======       =======

Maximum amount outstanding
  at any month end                    $59,900       $55,500       $30,000
                                      =======       =======       =======

Approximate average amount
  outstanding during the year         $46,764       $30,129       $24,930
                                      =======       =======       =======

Approximate weighted average
  interest rate for the year
  (computed by dividing the
  annual interest expense by
  the average debt outstanding
  during the year)                      3.24%         4.17%         6.06%
                                      =======       =======       =======

Average interest rate at end
  of year                               3.37%         4.12%         5.31%
                                      =======       =======       =======

     Commercial paper is generally carried for periods ranging from 15 days to 30 days.

                                     Carolina Telephone and Telegraph Company
                                                            Form 10-K Part IV



         SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION -
                               CONSOLIDATED

               Years Ended December 31, 1993, 1992 and 1991

                              (In Thousands)


                                                   Year ended December 31,
                                                 ---------------------------
                                                   1993      1992      1991
                                                 -------   -------   -------
Taxes other than payroll and income taxes:

Gross receipts taxes                             $ 7,009   $ 6,562   $ 6,031

Property taxes                                     8,484     8,054     8,080

Other state and local taxes                          704     1,138     1,381
                                                 -------   -------   -------

                                                 $16,197   $15,754   $15,492
                                                 =======   =======   =======


    Maintenance expense is the primary component of plant expense which is shown separately in the Consolidated Statement of Income.

     The Company had no significant advertising expense and paid no royalties during 1993, 1992 and 1991.

                                   Carolina Telephone and Telegraph Company
                                                          Form 10-K Part IV



                             INDEX TO EXHIBITS

                                ITEM 14(c)

Exhibit No.
     3 Articles of incorporation and by-laws (filed as Exhibit 3 to 1980 Annual Report Form 10-K and incorporated herein by reference).

     4 Instruments defining the rights of security holders, including indentures, contained in documents previously filed with the Commission are incorporated herein by reference.

           4(A) Indenture dated as of February 1, 1963, from the Company to Bankers Trust Company, Trustee (See Current Report Form 8-K for February 1963, Exhibit 4-F).

           4(B) Indenture dated as of March 1, 1965, from the Company to Bankers Trust Company, Trustee (See Current Report Form 8-K for March 1965, Exhibit A).

           4(C) Indenture dated as of March 1, 1966, from the Company to Bankers Trust Company, Trustee (See Current Report Form 8-K for March 1966, Exhibit A).

           4(D) Indenture dated as of January 15, 1968, from the Company to North Carolina National Bank as Trustee (See Registration No. 2-27816, Exhibit 4-J).

           4(E) Indenture dated as of October 1, 1970, from the Company to Bankers Trust Company, as Trustee (See Registration NO. 2-38292, Exhibit 4-J).

           4(F) Supplemental Indenture from the Company to Bankers Trust
                Company dated as of March 28, 1969 supplementing Indenture dated as of July 1, 1948 (See Registration No. 2-34018,
                Exhibit 4-K).

           4(G) Supplemental Indenture from the Company to Bankers Trust
                Company dated as of March 28, 1969 supplementing Indenture dated as of August 1, 1952 (See Registration No. 2-34018,
                Exhibit 4-L).

           4(H) Supplemental Indenture from the Company to Bankers Trust
                Company dated as of March 28, 1969 supplementing Indenture dated as of August 1, 1957 (See Registration No. 2-34018,
                Exhibit 4-M).

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part IV


                       INDEX TO EXHIBITS (CONTINUED)
                                ITEM 14(c)

Exhibit No.
            4(I) Supplemental Indenture from the Company to Bankers Trust
                 Company dated as of March 28, 1969 supplementing Indenture dated as of February 1, 1963 (See Registration No. 2-34018, Exhibit 4-N).

            4(J) Supplemental Indenture from the Company to Bankers Trust
                 Company dated as of March 28, 1969 supplementing Indenture dated as of March 1, 1965 (See Registration No. 2-34018,
                 Exhibit 4-O).

            4(K) Supplemental Indenture from the Company to Bankers Trust
                 Company dated as of March 28, 1969 supplementing Indenture dated as of March 1, 1966 (See Registration No. 2-34018,
                 Exhibit 4-P).

            4(L) Supplemental Indenture from the Company to North
                 Carolina National Bank dated as of March 28, 1969 supplementing Indenture dated as of January 15, 1968 (See Registration No. 2-34018, Exhibit 4-Q).

            4(M) Indenture dated as of August 1, 1969 from the Company to
                 Bankers Trust Company (See Registration No. 2-34018,
                 Exhibit 4-A).

            4(N) Indenture dated as of October 1, 1971 from the Company to
                 Bankers Trust Company (See Registration No. 2-41721,
                 Exhibit 2-A).

            4(O) Indenture dated as of November 1, 1973 from the Company to
                 Bankers Trust Company (See Registration No. 2-49251,
                 Exhibit 2-A).

            4(P) Indenture dated as of May 1, 1978 from the Company to
                 Bankers Trust Company (See Registration No. 2-61151,
                 Exhibit 2-A).

            4(Q) Indenture dated as of October 26, 1978 from the Company to
                 Bankers Trust Company (See Administrative Proceeding File No. 3-5541, Exhibit 5).

            4(R) Indenture dated as of December 27, 1979 from the Company to Bankers Trust Company (See the Company's Application, File Nos. 2-34018, 2-38292, 2-41721, 2-49251 and 2-61151,
                 Exhibit 5).

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part IV


                       INDEX TO EXHIBITS (CONTINUED)
                                ITEM 14(c)

Exhibit No.
            4(S) Indenture dated as of May 15, 1986 from the Company to
                 Bankers Trust Company (See Amendment No. 1 to Registration No. 33-5350 Exhibit 4-A).

            4(T) Indenture dated as of December 1, 1992 from the Company to
                 Bankers Trust Company.  (See Registration No. 33-54936,
                 Exhibit 4).

            4(U) Indenture dated as of August 15, 1993 from the Company to
                 Bankers Trust Company.  (See Registration No. 33-64476,
                 Exhibit 4).


     10   Incentive Compensation Plan (filed as Exhibit 10(c) (vi) to
          United Telecommunications, Inc., Registration Statement No. 2-72988 and incorporated herein by reference).

     12   Computation of Ratio of Earnings to Fixed Charges.

     23   Consent of Ernst & Young.

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part IV


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY

Date:  March 9, 1994        By   s/ F. E. Westmeyer
      ---------------            -----------------------------------------
                                 F. E. Westmeyer, Vice President-Finance



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Date                              Signature and Title
     ----                              -------------------

March 9, 1994                 s/ W. E. McDonald
- --------------                --------------------------------------------
                              W. E. McDonald, President, Director
                                 and Chief Executive Officer


March 9, 1994                 s/ F. E. Westmeyer
- --------------                --------------------------------------------
                              F. E. Westmeyer, Vice President-Finance


March 9, 1994                 s/ T. J. Geller
- --------------                --------------------------------------------
                              T. J. Geller, Controller


March 9, 1994                 s/ F. J. Boling
- --------------                --------------------------------------------
                              F. J. Boling, Jr, Director


March 9, 1994                 s/ T. G. Crewe
- --------------                --------------------------------------------
                              T. G. Crewe, Jr, Director


March 9, 1994                 s/ E. I. Davis
- --------------                --------------------------------------------
                              E. I. Davis, Director


March 9, 1994                 s/ N. B. DeFriece
- --------------                --------------------------------------------
                              N. B. DeFriece, Director


March 9, 1994                 s/ C. D. Evans
- --------------                --------------------------------------------
                              C. D. Evans, Director

                                     Carolina Telephone & Telegraph Company
                                                          Form 10-K Part IV


                          SIGNATURES  (CONTINUED)


     Date                              Signature and Title
     ----                              -------------------


March 9, 1994                 s/ J. A. Hackney, III
- --------------                --------------------------------------------
                              J. A. Hackney, III, Director


March 9, 1994                 s/ W. P. Hendricks
- --------------                --------------------------------------------
                              W. P. Hendricks, Director


March 9, 1994                 s/ J. W. Jones, Jr
- --------------                --------------------------------------------
                              J. W. Jones, Jr, Director


March 9, 1994                 s/ J. A. Laughery
- --------------                --------------------------------------------
                              J. A. Laughery, Director


March 9, 1994                 s/ G. W. Little
- --------------                --------------------------------------------
                              G. W. Little, Director


March 9, 1994                 s/ B. R. McCain
- --------------                --------------------------------------------
                              B. R. McCain, Director


March 9, 1994                 s/ J. M. Mead
- --------------                --------------------------------------------
                              J. M. Mead, Director



- --------------                --------------------------------------------
                              M. K. Norris, Director


March 9, 1994                 s/ D. W. Peterson
- --------------                --------------------------------------------
                              D. W. Peterson, Director



- --------------                --------------------------------------------
                              J. J. Powell, Director


March 9, 1994
- --------------                --------------------------------------------
                              D. L. Ward, Jr, Director