Form 10-Q
period 1994-03-31
CAROLINA TELEPHONE & TELEGRAPH CO
filed 1994-05-13
CIK 275177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C.  20549

                              FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1994
                               --------------------------------------------
                                   OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    -----------------


Commission file number:                   1-6469
                        ---------------------------------------------------

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY
- - ---------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)



         North Carolina                         56-0931189
- - ---------------------------------    --------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)


 14111 Capital Boulevard, Wake Forest, N.C.            27587
- - ---------------------------------------------------------------------------
 (Address of principal executive offices)            (Zip Code)


                             919-554-7900
- - ---------------------------------------------------------------------------
         (Registrant's telephone number, including area code)


- - ---------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if
                      changed since last report)

This registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
   ------      ------

There are 3,626,510 shares of common stock, par value $20, outstanding as of March 31, 1994 and as of the date of filing of this report.



                                  -1-

                CAROLINA TELEPHONE AND TELEGRAPH COMPANY

                                 INDEX



                                                             Page Reference
                                                             --------------
Part I.  Financial Information

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheets                  Page 2 - 3

                 Consolidated Statements of Income            Page 4

                 Consolidated Statements of Cash Flows        Pages 5 - 6

                 Notes to Consolidated Financial Statements   Pages 7 - 8

         Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                              Pages 9 - 12


Part II. Other Information

         Item 1. Legal Proceedings                            Page 13

         Item 2. Changes in Securities                        Page 13

         Item 3. Defaults Upon Senior Securities              Page 13

         Item 4. Submission of Matters to a Vote of
                   Security Holders                           Page 13

         Item 5. Other Information                            Page 13

         Item 6. Exhibits and Reports on Form 8-K             Page 13


Signatures                                                    Page 14

Exhibit 12

















                                                        Form 10-Q Part I.
                                                                  Item 1.
                                  -2-

                CAROLINA TELEPHONE AND TELEGRAPH COMPANY

                      CONSOLIDATED BALANCE SHEETS
                         (Thousands of Dollars)

                                                March 31,     December 31,
                                                  1994            1993
                                               -----------    ------------
                                               (Unaudited)
ASSETS
- - ------

CURRENT ASSETS
  Cash                                         $        1      $        1
  Receivables, net of allowance for
    doubtful accounts of $1,850
    ($1,895 at December 31, 1993):
      Customer and other                           62,942          63,090
      Interexchange carriers                       22,584          20,238
      Affiliates                                    4,659           4,699
  Inventories                                       9,077           9,807
  Prepayments and other                               548             870
                                               ----------      ----------
                                                   99,811          98,705





PROPERTY, PLANT AND EQUIPMENT
  Land and buildings                              129,677         128,635
  Telephone network equipment and outside
     plant                                      1,396,448       1,370,948
  Other                                            79,945          78,455
  Construction in progress                         26,405          17,228
                                               ----------      ----------
                                                1,632,475       1,595,266
  Less accumulated depreciation                   697,221         673,839
                                               ----------      ----------
                                                  935,254         921,427





DEFERRED CHARGES AND OTHER ASSETS                  61,522          58,778
                                               ----------      ----------




                                               $1,096,587      $1,078,910
                                               ==========      ==========






                              (Continued)


                                                        Form 10-Q Part I.
                                                                  Item 1.
                                  -3-

                CAROLINA TELEPHONE AND TELEGRAPH COMPANY

                CONSOLIDATED BALANCE SHEETS (CONTINUED)
                         (Thousands of Dollars)

                                                March 31,     December 31,
                                                  1994            1993
                                               -----------    ------------
                                               (Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY
- - ------------------------------------

CURRENT LIABILITIES
  Outstanding checks in excess of cash
    balances                                   $    3,830      $    9,303
  Current maturities of long-term debt                573             568
  Short-term borrowings:
    Commercial paper                               24,739          41,100
  Accounts payable:
    Interexchange carriers                         22,235          22,950
    Affiliates                                     19,032          10,866
    Vendors and other                              36,221          20,742
  Advance billings                                 12,048          11,653
  Accrued taxes                                    21,250          13,298
  Accrued merger and integration costs             11,718          17,035
  Accrued vacation pay                              7,869          10,550
  Other                                            21,245          20,484
                                               ----------      ----------
                                                  180,760         178,549

LONG-TERM DEBT                                    269,111         269,087


DEFERRED CREDITS AND OTHER LIABILITIES
  Income taxes                                    113,427         113,399
  Investment tax credits                            5,845           6,790
  Regulatory liability                             25,754          26,338
  Postretirement and other benefit
    obligations                                    26,035          22,542
  Other                                            10,784          11,919
                                               ----------      ----------
                                                  181,845         180,988


COMMON STOCK AND OTHER STOCKHOLDER'S EQUITY
  Common stock, authorized 5,000,000 shares,
    par value $20 per share, issued and
    outstanding 3,626,510 shares                   72,530          72,530
  Capital in excess of par value                   71,991          71,991
  Retained earnings                               320,350         305,765
                                               ----------      ----------
                                                  464,871         450,286
                                               ----------      ----------

                                               $1,096,587      $1,078,910
                                               ==========      ==========



            See Notes to Consolidated Financial Statements.


                                                          Form 10-Q Part I.
                                                                    Item 1.
                                  -4-

                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY

                    CONSOLIDATED STATEMENTS OF INCOME
                          (Thousands of Dollars)

                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                    1994       1993
                                                    ----       ----
                                                      (Unaudited)

OPERATING REVENUES
  Local service                                   $ 67,104   $ 61,464
  Network access                                    48,730     44,598
  Long-distance network                             27,462     24,623
  Miscellaneous                                     25,292     21,597
                                                  --------   --------
                                                   168,588    152,282
OPERATING EXPENSES
  Plant expense                                     51,388     46,104
  Depreciation                                      29,907     28,168
  Customer operations                               23,153     20,518
  Corporate operations                              17,368     15,152
  Merger and integration costs                           -     41,700
  Other operating expenses                           4,836      5,135
  Taxes:
    Federal income:
      Current                                       11,123     10,641
      Deferred                                        (642)   (14,989)
      Deferred investment tax
        credit                                        (945)    (1,108)
    State, local and
      miscellaneous                                  6,785      2,830
                                                  --------   --------
                                                   142,973    154,151
                                                  --------   --------

OPERATING INCOME (LOSS)                             25,615     (1,869)

INTEREST CHARGES
  Interest on long-term debt                         4,791      4,989
  Other interest                                       500        668
                                                  --------   --------
                                                     5,291      5,657

OTHER INCOME
  Interest charged to
    construction                                        37         16
  Other, net                                           209         46
                                                  --------   --------
                                                       246         62
                                                  --------   --------

NET INCOME (LOSS)                                 $ 20,570   $ (7,464)
                                                  ========   =========





                See Notes to Consolidated Financial Statements.
                                                        Form 10-Q Part I.
                                                                  Item 1.
                                  -5-

                CAROLINA TELEPHONE AND TELEGRAPH COMPANY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Thousands of Dollars)

                                                      Three Months Ended
                                                          March 31,
                                                      ------------------
                                                       1994        1993
                                                       ----        ----
                                                          (Unaudited)

OPERATING ACTIVITIES

  Net income (loss)                                  $  20,570   $  (7,464)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation                                      29,907      28,168
      Deferred income taxes and investment
        tax credits                                     (1,208)    (19,627)
      Changes in operating assets and liabilities:
        Receivables, net                                (2,158)        716
        Inventories                                        730      (1,072)
        Other current assets                               322         (46)
        Accounts payable                                22,930       7,801
        Other current liabilities                       (4,439)     35,018
        Noncurrent assets and liabilities, net           1,434      14,749
      Other, net                                          (523)      5,684
                                                    ----------  ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES             67,565      63,927
                                                    ----------  ----------



INVESTING ACTIVITIES

  Additions to property, plant and equipment           (43,248)    (39,926)
  Net salvage (cost) from plant and equipment
    retired                                               (486)         30
  Additions to investments                              (1,393)       (311)
                                                     ----------  ----------
  NET CASH USED BY INVESTING ACTIVITIES                (45,127)    (40,207)
                                                     ----------  ----------















                              (Continued)



                                                        Form 10-Q Part I.
                                                                  Item 1.
                                  -6-

                CAROLINA TELEPHONE AND TELEGRAPH COMPANY

           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                         (Thousands of Dollars)

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                        1994        1993
                                                        ----        ----
                                                          (Unaudited)

FINANCING ACTIVITIES

  Retirements of long-term debt                      $     (51)  $  (6,679)
  Decrease in commercial paper                         (16,361)     (3,000)
  Decrease in advances from parent company                   -        (804)
  Dividends paid                                        (5,985)    (13,237)
  Other                                                    (41)          -
                                                     ----------  ----------
  NET CASH USED BY FINANCING ACTIVITIES                (22,438)    (23,720)
                                                     ----------  ----------

CHANGE IN CASH                                               -           -

CASH AT BEGINNING OF PERIOD                                  1           1
                                                    ----------   ----------

CASH AT END OF PERIOD                                $       1   $       1
                                                    ==========   ==========






























            See Notes to Consolidated Financial Statements.

                                                        Form 10-Q Part I.
                                                                  Item 1.
                                 -7-

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


1.   ACCOUNTING POLICIES

     The information contained in this Form 10-Q for the three month periods ended March 31, 1994 and 1993 reflects all adjustments, consisting only of normal recurring and certain nonrecurring accruals (see note 2) which are, in the opinion of management, necessary to a fair statement of the results of operations for such interim periods.

Basis of Presentation
- - ---------------------

     The consolidated financial statements reflect the operations of Carolina Telephone and Telegraph Company and its wholly-owned subsidiary, Carolina Telephone Long Distance, Inc., collectively referred to as the "Company". All significant intercompany transactions have been eliminated.

     Certain amounts in the accompanying consolidated financial statements for 1993 have been reclassified to conform to the presentation of amounts in the 1994 consolidated financial statements. These reclassifications had no effect on 1993 net income.


Earnings per Share
- - ------------------

     Earnings per share information has been omitted because the Company is a wholly-owned subsidiary of Sprint Corporation (Sprint).


2.  SPRINT/CENTEL MERGER

     Effective March 9, 1993, Sprint consummated its merger with Centel Corporation (Centel), a telecommunications company with local exchange and cellular/wireless communications services operations. Centel's local exchange telephone businesses operate in six states: Florida, North Carolina, Virginia, Illinois, Texas, and Nevada. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges to Sprint during 1993. The portion of such charges attributable to the Company was $46,382,000, of which $41,700,000 was recorded during the first quarter of 1993. Such nonrecurring charges reduced the first quarter 1993 net income by approximately $25,346,000.










                                                        Form 10-Q Part I.
                                                                  Item 1.
                                 -8-

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


3.   SUPPLEMENTAL CASH FLOW INFORMATION

     The following are the supplemental cash flow disclosures for the three months ended March 31:

       Cash Paid For:                       1994          1993
                                            ----          ----
                                          (Thousands of Dollars)
         Interest (net of amounts
           capitalized)                    $5,187        $2,177

         Income taxes                      $  400        $2,190












































                                                        Form 10-Q Part I.
                                                                  Item 2.
                                 -9-

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- - -------------------------------

     Cash flows from operating activities are the Company's primary source of liquidity. Net cash provided by operating activities increased $3,638,000 for the three months ending March 31, 1994 compared to the same period in 1993. The increase was primarily attributable to an increase in accounts payable due to expenses from the recently formed service company and increased purchase activity as a result of the consolidation of the Company and four of its affiliates.

     Net cash used by investing activities increased $4,920,000 for the three months ending March 31, 1994 compared to the same period in 1993. This increase was impacted by a $3,322,000 increase in telecommunications plant additions, as well as increases in non-regulated investment additions. The Company's planned construction expenditures for 1994 are $143,131,000.

     The primary source of financing for the Company has been long-term debt. In addition, the Company periodically receives cash advances from Sprint and issues commercial paper and notes payable to banks.

     Net cash used by financing activities decreased $1,282,000 for the three months ending March 31, 1994 compared to the same period in 1993 due primarily to reduced dividend payments and a decrease in retirements of long-term borrowings, partially offset by increased payments to reduce commercial paper.

     As of March 31, 1994, the Company had a total of $60,000,000 in one year bank commitments. The bank lines provide for short-term borrowings at market rates of interest and require annual commitment fees based on the unused portion. Such lines of credit, which support commercial paper, may be withdrawn by the banks if there is a material adverse change in the financial condition of Sprint or the Company. As of March 31, 1994, no amounts were borrowed against this credit facility; however, $24,739,000 of the bank line supports the commercial paper outstanding at March 31, 1994.

     The Company is also authorized to issue and sell an additional $75,000,000 in debentures. The debentures must be due within thirty years of the date of issue and cannot exceed an interest rate of 7.25 percent. The new debentures, which may be issued and sold in two or more offerings, will be used primarily to refinance existing debt at lower interest rates.













                                                        Form 10-Q Part I.
                                                                  Item 2.
                                 -10-

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Liquidity and Capital Resources (continued)
- - -------------------------------------------

     The Company's ratio of common equity to total capital was 61.2 percent at March 31, 1994 and 59.2 percent at December 31, 1993. The Company's ratio of long-term debt to total capital was 35.5 percent at March 31, 1994 and 35.4 percent at December 31, 1993. The Company's ratio of short-term debt to total capital was 3.3 percent at March 31, 1994 and
5.4 percent at December 31, 1993.


Operating Results
- - -----------------

     Local service revenues increased $5,640,000 or 9.2 percent for the three month period ending March 31, 1994 compared to the same period in 1993. Basic area service revenues contributed $2,199,000 due primarily to a 5.0 percent and 9.1 percent growth in residence and business access lines, respectively. Custom calling, telephone instrument leases, and touch tone features added $2,203,000 as a result of access line gains and increased marketing promotions.

     Network access revenues increased $4,132,000 or 9.3 percent for the three month period ending March 31, 1994 compared to the same period in 1993. The increase was due primarily to a 14.7 percent growth in intrastate access minutes and an 11 percent growth in interstate access minutes.

     Long distance network revenues increased $2,839,000 or 11.5 percent for the three month period ending March 31, 1994 compared to the same period in 1993. The increase was due primarily to a change in intrastate intralata settlement methodologies in North Carolina effective January 1, 1994. Effective January 1, 1994, toll revenues are settled under an originating responsibility plan rather than paid to a pool. The impact of this change will result in toll revenues increasing approximately $6.5 million and private line revenues increasing approximately $4.5 million for the year ending December 31, 1994 compared the same period in 1993.

     Miscellaneous revenues increased $3,695,000 or 17.1 percent for the three month period ending March 31, 1994 compared to the same period in 1993. Rent revenues increased $2,178,660 due primarily to the leasing of the Company's building and other assets to a recently formed affiliated service company which provides services to the Company and four of its affiliates. North Carolina Utility Services (NCUS), a non-regulated business venture specializing in locating underground utility lines, contributed $1,650,000 due to the expansion of the service area and an increase of the customer base in existing service areas. These increases were partially offset by decreased revenues related to a reduction of the rate of return for interexchange leases to 11.25 percent.






                                                        Form 10-Q Part I.
                                                                  Item 2.
                                 -11-

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Operating Results (continued)
- - -----------------------------

     Plant expenses increased $5,284,000 or 11.5 percent for the three month period ending March 31, 1994 compared to the same period in 1993. The land and building rent expense increased $1,070,000 due primarily to the Company's expenses for the use of a portion of the service company's leased land and buildings. The generic software expense increased $3,665,000 due to upgrades of digital switches to provide enhanced services.

     Customer operations expenses increased $2,635,000 or 12.8 percent for the three month period ending March 31, 1994 compared to the same period in 1993. As a result of continued expansions of its customer base, NCUS experienced an increase of $1,819,000. Sales, product management, and advertising expenses increased as the Company continues to intensify its efforts to achieve an increased market share and gain knowledge of its customer expectations.

     Corporate operations expenses increased $2,216,000 or 14.6 percent for the three month period ending March 31, 1994 compared to the same period in 1993. An increase in the network operations expense of $1,010,000 was due primarily to the increased needs for programming, data applications, and development of software for mainframes and personal computers to support the consolidation of the Company and four affiliated companies within the service company. Also contributing to the increase were adjustments to employee benefit expenses.


Sprint/Centel Merger
- - --------------------

     Effective March 9, 1993, Sprint consummated its merger with Centel Corporation (Centel), a telecommunications company with local exchange and cellular/wireless communications services operations. Centel's local exchange telephone businesses operate in six states: Florida, North Carolina, Virginia, Illinois, Texas, and Nevada. The operations of the merged companies continue to be integrated and restructured to achieve efficiencies which have begun to yield operational synergies and cost savings. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges to Sprint during 1993. The portion of such charges attributable to the Company was $46,382,000, of which $41,700,000 was recorded during the first quarter of 1993. Such nonrecurring charges reduced first quarter 1993 net income by approximately $25,346,000.








                                                        Form 10-Q Part I.
                                                                  Item 2.
                                 -12-

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Other Matters
- - -------------

     Consistent with most local exchange carriers, the Company accounts for the economic effects of regulation pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation based on estimated useful lives prescribed by regulatory commissions rather than those which might be utilized by non-regulated enterprises. The Company's management believes that the Company's operations meet the criteria for the continued application of the provisions of SFAS No. 71. With increasing competition and the changing nature of regulation in the telecommunications industry, the ongoing applicability of SFAS No. 71 must, however, be constantly monitored and evaluated. Should the Company no longer qualify for the application of the provisions of SFAS No. 71 at some future date, the accounting impact could result in the recognition of a material, extraordinary, non-cash charge.





































                                                       Form 10-Q Part II.

                                 -13-

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY

                          OTHER INFORMATION



Item 1.  Legal Proceedings

            There were no reportable events during the quarter ended March 31, 1994.

Item 2.  Changes in Securities

            Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

            Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

            Omitted under the provisions of General Instruction H.

Item 5.  Other Information

         The Company's ratios of earnings to fixed charges were
         6.32 and (0.69) for the three months ending March 31, 1994 and 1993, respectively. These ratios have been computed by dividing fixed charges into the sum of (a) net income (loss) less capitalized interest included in income, (b) income taxes and (c) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses) and the interest factor of operating rents. In the absence of the nonrecurring merger and integration costs of $41,700,000 recorded during the three months ending March 31, 1993, the ratio of earnings to fixed charges would have been 5.95.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following exhibit is filed as part of this report:

              (12) Computation of ratios of earnings to fixed charges.

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1994.
















                                                       Form 10-Q Part II.

                                 -14-

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY

                              SIGNATURES







     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Carolina Telephone and Telegraph Company
                              ----------------------------------------
                                            Registrant




Date  05-13-94            By           s/F. E. Westmeyer
      --------               -----------------------------------------
                           F. E. Westmeyer, Vice President-Finance
                                (Principal Financial Officer)


Date  05-13-94            By            s/T. J. Geller
      --------               -----------------------------------------
                                   T. J. Geller, Controller
                               (Principal Accounting Officer)