Form 10-Q
period 1994-06-30
CAROLINA TELEPHONE & TELEGRAPH CO
filed 1994-08-15
CIK 275177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C.  20549

                              FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1994
                               --------------------------------------------

                                   OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------


Commission file number:                   1-6469
                        ---------------------------------------------------

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY
- - - ---------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)



         North Carolina                             56-0931189
- - - -----------------------------------    ------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)


 14111 Capital Boulevard, Wake Forest, N.C.            27587
- - - ---------------------------------------------------------------------------
 (Address of principal executive offices)            (Zip Code)


                             919-554-7900
- - - ---------------------------------------------------------------------------
         (Registrant's telephone number, including area code)


- - - ---------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if
                      changed since last report)

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
Yes   X     No
    -----      -----

There are 3,626,510 shares of common stock, par value $20, outstanding as of June 30, 1994 and as of the date of filing of this report.


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


Signatures                                                    Page 14

Exhibit 12


















                                                        Form 10-Q Part I.
                                                                  Item 1.
                                  -2-

                CAROLINA TELEPHONE AND TELEGRAPH COMPANY

                      CONSOLIDATED BALANCE SHEETS
                         (Thousands of Dollars)

                                                June 30,      December 31,
                                                  1994            1993
                                              ------------    ------------
                                               (Unaudited)
ASSETS
- - - ------

CURRENT ASSETS
  Cash                                         $        1      $        1
  Receivables, net of allowance for
    doubtful accounts of $2,035
    ($1,895 at December 31, 1993):
      Customer and other                           70,913          63,090
      Interexchange carriers                       22,603          20,238
      Affiliates                                    7,006           4,699
  Inventories                                      11,843           9,807
  Prepayments and other                             2,309             870
                                               ----------      ----------
                                                  114,675          98,705





PROPERTY, PLANT AND EQUIPMENT
  Land and buildings                              130,998         128,635
  Telephone network equipment and outside
     plant                                      1,423,698       1,370,948
  Other                                            84,266          78,455
  Construction in progress                         39,318          17,228
                                               ----------      ----------
                                                1,678,280       1,595,266
  Less accumulated depreciation                   720,200         673,839
                                               ----------      ----------
                                                  958,080         921,427





DEFERRED CHARGES AND OTHER ASSETS                  64,774          58,778
                                               ----------      ----------




                                               $1,137,529      $1,078,910
                                               ==========      ==========








                              (Continued)
                                                        Form 10-Q Part I.
                                                                  Item 1.
                                  -3-

                CAROLINA TELEPHONE AND TELEGRAPH COMPANY

                CONSOLIDATED BALANCE SHEETS (CONTINUED)
                         (Thousands of Dollars)

                                                June 30,      December 31,
                                                  1994            1993
                                              ------------    ------------
                                               (Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY
- - - ------------------------------------

CURRENT LIABILITIES
  Outstanding checks in excess of cash
    balances                                   $    8,010      $    9,303
  Current maturities of long-term debt                569             568
  Short-term borrowings:
    Commercial paper                               41,300          41,100
  Accounts payable:
    Interexchange carriers                         23,410          22,950
    Affiliates                                     26,187          10,866
    Vendors and other                              28,345          20,742
  Advance billings                                 12,156          11,653
  Accrued taxes                                    18,645          13,298
  Accrued merger and integration costs              7,074          17,035
  Accrued vacation pay                              8,081          10,550
  Other                                            24,139          20,484
                                               ----------      ----------
                                                  197,916         178,549

LONG-TERM DEBT                                    269,122         269,087


DEFERRED CREDITS AND OTHER LIABILITIES
  Income taxes                                    112,888         113,399
  Investment tax credits                            4,960           6,790
  Regulatory liability                             25,171          26,338
  Postretirement and other benefit
    obligations                                    29,601          22,542
  Other                                            10,773          11,919
                                               ----------      ----------
                                                  183,393         180,988


COMMON STOCK AND OTHER STOCKHOLDER'S EQUITY
  Common stock, authorized 5,000,000 shares,
    par value $20 per share, issued and
    outstanding 3,626,510 shares                   72,530          72,530
  Capital in excess of par value                   71,991          71,991
  Retained earnings                               342,577         305,765
                                               ----------      ----------
                                                  487,098         450,286
                                               ----------      ----------

                                               $1,137,529      $1,078,910
                                               ==========      ==========





            See Notes to Consolidated Financial Statements.
                                                        Form 10-Q Part I.
                                                                  Item 1.
                                  -4-

                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY

                    CONSOLIDATED STATEMENTS OF INCOME
                          (Thousands of Dollars)

                                  Three Months Ended        Six Months Ended
                                        June 30,                June 30,
                                  ------------------        ----------------
                                     1994       1993        1994        1993
                                     ----       ----        ----        ----
                                      (Unaudited)             (Unaudited)

OPERATING REVENUES
  Local service                  $ 68,885   $ 64,067    $135,989    $125,531
  Network access                   51,513     45,651     100,243      90,249
  Long-distance network            29,992     25,475      57,454      50,098
  Miscellaneous                    30,820     24,563      56,112      46,160
                                 --------   --------    --------    --------
                                  181,210    159,756     349,798     312,038
OPERATING EXPENSES
  Plant expense                    47,994     50,020      99,382      96,124
  Depreciation                     30,426     28,601      60,333      56,769
  Customer operations              23,226     21,887      46,379      42,405
  Corporate operations             17,114     15,276      34,482      30,428
  Merger and integration costs          -          -           -      41,700
  Other operating expenses          7,873      6,303      12,709      11,438
  Taxes:
    Federal income:
      Current                      15,199      7,098      26,322      17,739
      Deferred                       (822)     1,531      (1,464)    (13,458)
      Deferred investment tax
        credits                      (885)    (1,055)     (1,830)     (2,163)
    State, local and
      miscellaneous                 7,774      6,200      14,559       9,030
                                 --------   --------    --------    --------
                                  147,899    135,861     290,872     290,012
                                 --------   --------    --------    --------

OPERATING INCOME                   33,311     23,895      58,926      22,026

INTEREST CHARGES
  Interest on long-term debt        4,742      4,775       9,533       9,764
  Other interest                      609        754       1,109       1,422
                                 --------   --------    --------    --------
                                    5,351      5,529      10,642      11,186
OTHER INCOME
  Interest charged to
    construction                       34          9          71          25
  Other, net                          216         61         425         107
                                 --------   --------    --------    --------
                                      250         70         496         132
                                 --------   --------    --------    --------

INCOME BEFORE EXTRAORDINARY ITEM   28,210     18,436      48,780      10,972

EXTRAORDINARY LOSSES ON EARLY
  EXTINGUISHMENTS OF DEBT, NET          -      1,366           -       1,366
                                 --------   --------    --------    --------
NET INCOME                       $ 28,210   $ 17,070    $ 48,780    $  9,606
                                 ========   ========    ========    ========

            See Notes to Consolidated Financial Statements.
                                                        Form 10-Q Part I.
                                                                  Item 1.
                                  -5-

                CAROLINA TELEPHONE AND TELEGRAPH COMPANY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Thousands of Dollars)

                                                        Six Months Ended
                                                             June 30,
                                                        ------------------
                                                          1994        1993
                                                          ----        ----
                                                           (Unaudited)

OPERATING ACTIVITIES

  Net income                                         $  48,780   $   9,606
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                      60,333      56,769
      Extraordinary losses on early extinguishments
        of debt                                              -       2,247
      Deferred income taxes and investment
        tax credits                                     (2,958)    (18,517)
      Changes in operating assets and liabilities:
        Receivables, net                               (12,495)     (6,338)
        Inventories                                     (2,036)         39
        Other current assets                            (1,439)        493
        Accounts payable                                23,384      14,666
        Other current liabilities                       (4,333)     14,621
        Noncurrent assets and liabilities, net           5,000       8,931
      Other, net                                        (2,063)      2,899
                                                     ---------   ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES            112,173      85,416
                                                     ---------   ---------



INVESTING ACTIVITIES

  Additions to property, plant and equipment           (95,891)    (88,662)
  Net salvage (cost) from plant and equipment
    retired                                             (1,095)        145
  Additions to investments                              (3,294)     (1,690)
  Increase in advances to parent company                     -      (1,378)
                                                     ---------   ---------
  NET CASH USED BY INVESTING ACTIVITIES               (100,280)    (91,585)
                                                     ---------   ---------















                              (Continued)
                                                        Form 10-Q Part I.
                                                                  Item 1.
                                  -6-

                CAROLINA TELEPHONE AND TELEGRAPH COMPANY

           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                         (Thousands of Dollars)

                                                       Six Months Ended
                                                           June 30,
                                                       -----------------
                                                        1994        1993
                                                        ----        ----
                                                         (Unaudited)

FINANCING ACTIVITIES

  Proceeds from long-term borrowings                 $       -   $  50,000
  Retirements of long-term debt                            (84)    (63,154)
  Increase in commercial paper                             200       4,300
  Increase in notes payable to banks                         -      43,200
  Decrease in advances from parent company                   -      (1,703)
  Dividends paid                                       (11,968)    (26,474)
  Other                                                    (41)          -
                                                     ---------   ---------
  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES     (11,893)      6,169
                                                     ---------   ---------

CHANGE IN CASH                                               -           -

CASH AT BEGINNING OF PERIOD                                  1           1
                                                     ---------   ---------

CASH AT END OF PERIOD                                $       1   $       1
                                                     =========   =========





























            See Notes to Consolidated Financial Statements.
                                                        Form 10-Q Part I.
                                                                  Item 1.
                                 -7-

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


1.   ACCOUNTING POLICIES

     The information contained in this Form 10-Q for the three and six month periods ended June 30, 1994 and 1993 reflects all adjustments, consisting only of normal recurring and certain nonrecurring accruals (see note 2) which are, in the opinion of management, necessary to a fair statement of the results of operations for such interim periods.

Basis of Presentation
- - - ---------------------

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


Earnings per Share
- - - ------------------

     Earnings per share information has been omitted because the Company is a wholly-owned subsidiary of Sprint Corporation (Sprint).


2.   SPRINT/CENTEL MERGER

     Effective March 9, 1993, Sprint consummated its merger with Centel Corporation (Centel), a telecommunications company with local exchange and cellular/wireless communications services operations. Centel's local exchange telephone businesses operate in six states: Florida, North Carolina, Virginia, Illinois, Texas, and Nevada. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges to Sprint during 1993. The portion of such charges attributable to the Company was $46.4 million, of which $41.7 million was recorded during the first six months of 1993.
Such nonrecurring charges reduced net income for the first six months of 1993 by approximately $25.3 million.










                                                        Form 10-Q Part I.
                                                                  Item 1.
                                 -8-

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


3.   SUPPLEMENTAL CASH FLOW INFORMATION

     The following are the supplemental cash flow disclosures for the six months ended June 30:

       Cash Paid For:                       1994          1993
                                            ----          ----
                                          (Thousands of Dollars)
         Interest (net of amounts
           capitalized)                   $11,455       $11,109

         Income taxes                     $22,657       $24,023












































                                                        Form 10-Q Part I.
                                                                  Item 2.
                                 -9-

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- - - -------------------------------

     Cash flows from operating activities are the Company's primary source of liquidity. Net cash provided by operating activities increased $26.8 million for the six months ending June 30, 1994 compared to the same period in 1993. The increase was primarily attributable to improved operating results. Also contributing to the increase was an increase in accounts payable due to expenses from the recently formed service company and increased purchase activity as a result of the consolidation of the administrative functions of the Company and four of its affiliates.

     Net cash used by investing activities increased $8.7 million for the six months ending June 30, 1994 compared to the same period in 1993. This increase was primarily impacted by a $7.2 million increase in telecommunications plant additions, as well as increases in non-regulated investment additions. The Company's planned construction expenditures for 1994 are $143.1 million.

     The primary source of financing for the Company has been long-term debt. In addition, the Company periodically receives cash advances from Sprint and issues commercial paper and notes payable to banks. Net cash provided by financing activities decreased $18.1 million for the six months ending June 30, 1994 compared to the same period in 1993 primarily due to reduced short-term debt borrowings, partially offset by a reduction in dividend payments and a decrease in long-term debt requirements.

     As of June 30, 1994, the Company had a total of $60 million in one year bank commitments. The bank lines provide for short-term borrowings at market rates of interest and require annual commitment fees based on the unused portion. Such lines of credit, which support commercial paper, may be withdrawn by the banks if there is a material adverse change in the financial condition of Sprint or the Company. As of June 30, 1994, no amounts had been borrowed against this credit facility; however, $41.3 million of the bank line supports the commercial paper outstanding at June 30, 1994.

     The Company is also authorized to issue and sell an additional $75 million in debentures. The debentures must be due within thirty years of the date of issue and cannot exceed an interest rate of 7.25 percent.
When issued, the new debentures, which may be issued and sold in two or more offerings, will be used primarily to refinance existing debt at lower interest rates.

     The Company's ratio of common equity to total capital was 61.0 percent at June 30, 1994 and 59.2 percent at December 31, 1993. The Company's ratio of long-term debt to total capital was 33.8 percent at June 30, 1994 and 35.4 percent at December 31, 1993. The Company's ratio of short-term debt to total capital was 5.2 percent at June 30, 1994 and
5.4 percent at December 31, 1993.






                                                        Form 10-Q Part I.
                                                                  Item 2.
                                 -10-

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Operating Results
- - - -----------------

     Local service revenues increased $10.5 million or 8.3 percent for the six month period ended June 30, 1994 compared to the same period in 1993. Basic area service revenues contributed $4.4 million, primarily due to a
5.1 percent growth in access lines. For the same period, custom calling, telephone instrument leases, service connections, and touch tone features added $5.3 million as a result of access line gains and increased marketing promotions.

     Network access revenues increased $10.0 million or 11.1 percent for the six month period ended June 30, 1994 compared to the same period in 1993. The increase was primarily due to a 12.6 percent growth in intrastate access minutes and an 8.2 percent growth in interstate access minutes.

     Long distance network revenues increased $7.4 million or 14.7 percent for the six month period ended June 30, 1994 compared to the same period in 1993. The increase was primarily due to a change in intrastate intralata settlement methodologies in North Carolina effective January 1, 1994. Effective January 1, 1994, toll revenues are settled under an originating responsibility plan rather than a pool arrangement.

     Miscellaneous revenues increased $10.0 million or 21.6 percent for the six month period ended June 30, 1994 compared to the same period in 1993. Rent revenues increased $3.7 million, primarily due to the leasing of the Company's building and other assets to a recently formed affiliated service company which provides services to the Company and four of its affiliates. North Carolina Utility Services (NCUS), a nonregulated business venture specializing in locating underground utility lines, contributed $4.8 million due to the expansion of the service area and an increase in the customer base in existing service areas. The increase in miscellaneous revenues was also due to an increase in equipment sales revenues, related principally to key systems, data terminal, and data communications equipment.

     Plant expenses increased $3.3 million or 3.4 percent for the six month period ended June 30, 1994 compared to the same period in 1993. The land and building rent expense increased $2.1 million, primarily due to the Company's expenses for the use of a portion of the service company's leased land and buildings. The generic software expense increased $0.7 million due to upgrades of digital switches to provide enhanced services.













                                                        Form 10-Q Part I.
                                                                  Item 2.
                                 -11-

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Operating Results (continued)
- - - ----------------------------

     Customer operations expenses increased $4.0 million or 9.4 percent for the six month period ended June 30, 1994 compared to the same period in 1993. As a result of continued expansions of its customer base, NCUS experienced an increase of $3.8 million.

     Corporate operations expenses increased $4.1 million or 13.3 percent for the six month period ended June 30, 1994 compared to the same period in 1993. An increase in the network operations expense of $1.2 million was primarily due to the increased needs for programming, data applications, and development of software for mainframes and personal computers to support the consolidation of the administrative functions of the Company and four affiliated companies within the service company. Also contributing to the increase were adjustments to employee benefit expenses of $2.5 million.


Sprint/Centel Merger
- - - --------------------

     Effective March 9, 1993, Sprint consummated its merger with Centel, a telecommunications company with local exchange and cellular/wireless communications services operations. Centel's local exchange telephone businesses operate in six states: Florida, North Carolina, Virginia, Illinois, Texas, and Nevada. The operations of the merged companies continue to be integrated and restructured to achieve efficiencies which have begun to yield operational synergies and cost savings. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges to Sprint during 1993. The portion of such charges attributable to the Company was $46.4 million, of which $41.7 million was recorded during the first six months of 1993. Such nonrecurring charges reduced net income for the first six months of 1993 by approximately $25.3 million.


Other Matters
- - - -------------

     Consistent with most local exchange carriers, the Company accounts for the economic effects of regulation pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation






                                                        Form 10-Q Part I.
                                                                  Item 2.
                                 -12-

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Other Matters (continued)
- - - ------------------------

based on the estimated useful lives prescribed by regulatory commissions rather than those which might be utilized by non-regulated enterprises.
The Company's management believes that the Company's operations meet the criteria for the continued application of the provisions of SFAS No. 71. With increasing competition and the changing nature of regulation in the telecommunications industry, the ongoing applicability of SFAS No. 71 must, however, be constantly monitored and evaluated. Should the Company no longer qualify for the application of the provisions of SFAS No. 71 at some future date, the accounting impact could result in the recognition of a material, extraordinary, non-cash charge.











































                                                       Form 10-Q Part II.

                                 -13-

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY

                          OTHER INFORMATION



Item 1.  Legal Proceedings

            There were no reportable events during the quarter ended June 30, 1994.

Item 2.  Changes in Securities

            Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

            Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

            Omitted under the provisions of General Instruction H.

Item 5.  Other Information

         The Company's ratios of earnings to fixed charges were 9.38 and 5.69 for the three months ended and 7.85 and 2.17 for the six months ended June 30, 1994 and 1993, respectively. These ratios have been computed by dividing fixed charges into the sum of (a) income before extraordinary item less capitalized interest included in income, (b) income taxes and (c) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses) and the interest factor of operating rents. In the absence of the nonrecurring merger and integration costs of $41.7 million recorded during the first quarter of 1993, the ratio of earnings to fixed charges would have been 5.56 for the six months ended June 30, 1993.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following exhibit is filed as part of this report:

              (12) Computation of ratios of earnings to fixed charges.

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1994.















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



                              Carolina Telephone and Telegraph Company
                              ----------------------------------------
                                            Registrant




Date  08-12-94          By            s/F. E. Westmeyer
      --------             -------------------------------------------
                           F. E. Westmeyer, Vice President-Finance
                                (Principal Financial Officer)


Date  08-12-94          By            s/T. J. Geller
      --------             -------------------------------------------
                                   T. J. Geller, Controller
                               (Principal Accounting Officer)