Form 10-Q
period 1994-09-30
CAROLINA TELEPHONE & TELEGRAPH CO
filed 1994-11-14
CIK 275177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C.  20549

                              FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1994
                               ---------------------------------------

                                   OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------     -----------------

Commission file number:                     1-6469
                        ----------------------------------------------

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY
- - ----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


         North Carolina                            56-0931189
- - --------------------------------           ---------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)


 14111 Capital Boulevard, Wake Forest, N.C.            27587
- - ----------------------------------------------------------------------
 (Address of principal executive offices)            (Zip Code)


                             919-554-7900
- - ----------------------------------------------------------------------
         (Registrant's telephone number, including area code)


- - ----------------------------------------------------------------------
       (Former name, former address and former fiscal year, if
                      changed since last report)

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
Yes   X     No
    ----       ----

There are 3,626,510 shares of common stock, par value $20, outstanding as of September 30, 1994 and as of the date of filing of this report.


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

Exhibit 27

















                                                        Form 10-Q Part I.
                                                                  Item 1.
                                  -2-

                CAROLINA TELEPHONE AND TELEGRAPH COMPANY

                      CONSOLIDATED BALANCE SHEETS
                         (Thousands of Dollars)

                                              September 30,    December 31,
                                                  1994            1993
                                              ------------     -----------
                                               (Unaudited)
ASSETS
- - ------

CURRENT ASSETS
  Cash                                         $        1      $        1
  Receivables, net of allowance for
    doubtful accounts of $2,130
    ($1,895 at December 31, 1993):
      Customers and other                          78,531          63,090
      Interexchange carriers                       22,706          20,238
      Affiliates                                    3,836           4,699
  Inventories                                      11,653           9,807
  Prepayments and other                             4,137             870
                                               ----------      ----------
                                                  120,864          98,705



PROPERTY, PLANT AND EQUIPMENT
  Land and buildings                              131,671         128,635
  Telephone network equipment and outside
     plant                                      1,443,563       1,370,948
  Other                                            85,712          78,455
  Construction in progress                         35,201          17,228
                                               ----------      ----------
                                                1,696,147       1,595,266
  Less accumulated depreciation                   739,815         673,839
                                               ----------      ----------
                                                  956,332         921,427



DEFERRED CHARGES AND OTHER ASSETS                  70,129          58,778
                                               ----------      ----------


                                               $1,147,325      $1,078,910
                                               ==========      ==========














                              (Continued)
                                                        Form 10-Q Part I.
                                                                  Item 1.
                                  -3-

                CAROLINA TELEPHONE AND TELEGRAPH COMPANY

                CONSOLIDATED BALANCE SHEETS (CONTINUED)
                         (Thousands of Dollars)

                                              September 30,   December 31,
                                                  1994            1993
                                              ------------    -----------
                                               (Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY
- - ------------------------------------

CURRENT LIABILITIES
  Outstanding checks in excess of cash
    balances                                   $    2,549      $    9,303
  Current maturities of long-term debt              8,965             568
  Short-term borrowings:
    Commercial paper                               44,400          41,100
  Accounts payable:
    Interexchange carriers                         26,032          22,950
    Affiliates                                     21,923          10,866
    Vendors and other                              24,194          20,742
  Advance billings                                 12,265          11,653
  Accrued taxes                                    13,815          13,298
  Accrued merger and integration costs              5,669          17,035
  Accrued vacation pay                              8,557          10,550
  Other                                            17,857          20,484
                                               ----------      ----------
                                                  186,226         178,549

LONG-TERM DEBT                                    260,699         269,087

DEFERRED CREDITS AND OTHER LIABILITIES
  Income taxes                                    113,600         113,399
  Investment tax credits                            4,195           6,790
  Regulatory liability                             27,372          26,338
  Postretirement and other benefit
    obligations                                    31,506          22,542
  Other                                            18,048          11,919
                                               ----------      ----------
                                                  194,721         180,988


COMMON STOCK AND OTHER STOCKHOLDER'S EQUITY
  Common stock, authorized 5,000,000 shares,
    par value $20 per share, issued and
    outstanding 3,626,510 shares                   72,530          72,530
  Capital in excess of par value                   71,991          71,991
  Retained earnings                               361,158         305,765
                                               ----------      ----------
                                                  505,679         450,286
                                               ----------      ----------

                                               $1,147,325      $1,078,910
                                               ==========      ==========






 See Accompanying Condensed Notes to Consolidated Financial Statements.
                                                          Form 10-Q Part I.
                                                                    Item 1.
                                  -4-

                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY

                    CONSOLIDATED STATEMENTS OF INCOME
                          (Thousands of Dollars)

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                  ------------------       -----------------
                                     1994       1993        1994        1993
                                     ----       ----        ----        ----
                                      (Unaudited)             (Unaudited)

OPERATING REVENUES
  Local service                  $ 71,727   $ 65,498    $207,716    $191,029
  Network access                   50,797     49,853     151,040     140,102
  Long-distance network            27,476     26,253      84,930      76,351
  Miscellaneous                    34,998     21,932      91,110      68,092
                                 --------   --------    --------    --------
                                  184,998    163,536     534,796     475,574
OPERATING EXPENSES
  Plant expense                    51,983     46,368     151,365     142,492
  Depreciation                     30,427     28,714      90,760      85,483
  Customer operations              25,794     22,610      72,173      65,015
  Corporate operations             18,500     16,013      52,982      46,441
  Merger and integration costs          -          -           -      41,700
  Other operating expenses          8,245      3,803      20,954      15,241
  Taxes:
    Federal income:
      Current                      10,195     11,937      36,517      29,676
      Deferred                      2,490        173       1,026     (13,285)
      Deferred investment tax
        credits                      (765)    (1,004)     (2,595)     (3,167)
    State, local and
      miscellaneous                 7,358      6,884      21,917      15,914
                                 --------   --------    --------    --------
                                  154,227    135,498     445,099     425,510
                                 --------   --------    --------    --------

OPERATING INCOME                   30,771     28,038      89,697      50,064

INTEREST CHARGES
  Interest on long-term debt        5,010      4,341      14,543      14,105
  Other interest                      631        814       1,740       2,236
                                 --------   --------    --------    --------
                                    5,641      5,155      16,283      16,341
OTHER INCOME (EXPENSE)
  Interest charged to
    construction                       31          6         102          31
  Other, net                         (597)       258        (172)        365
                                 --------   --------    --------    --------
                                     (566)       264         (70)        396
                                 --------   --------    --------    --------

INCOME BEFORE EXTRAORDINARY ITEM   24,564     23,147      73,344      34,119

EXTRAORDINARY LOSSES ON EARLY
  EXTINGUISHMENTS OF DEBT, NET          -        952           -       2,318
                                 --------   --------    --------    --------
NET INCOME                       $ 24,564   $ 22,195    $ 73,344    $ 31,801
                                 ========   ========    ========    ========

 See Accompanying Condensed Notes to Consolidated Financial Statements.
                                                        Form 10-Q Part I.
                                                                  Item 1.
                                  -5-

                CAROLINA TELEPHONE AND TELEGRAPH COMPANY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Thousands of Dollars)

                                                        Nine Months Ended
                                                          September 30,
                                                        ------------------
                                                          1994        1993
                                                          ----        ----
                                                           (Unaudited)

OPERATING ACTIVITIES

  Net income                                         $  73,344   $  31,801
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                      90,760      85,483
      Extraordinary losses on early extinguishments
        of debt                                              -       3,836
      Deferred income taxes and investment
        tax credits                                       (496)    (19,041)
      Changes in operating assets and liabilities:
        Receivables, net                               (17,046)     (8,315)
        Inventories                                     (1,846)      1,212
        Other current assets                            (3,267)        661
        Accounts payable                                17,591       6,280
        Other current liabilities                      (21,842)     32,012
        Noncurrent assets and liabilities, net           6,905      23,716
      Other, net                                         3,020     (10,618)
                                                     ---------   ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES            147,123     147,027
                                                     ---------   ---------



INVESTING ACTIVITIES

  Additions to property, plant and equipment          (123,825)   (122,280)
  Net cost from plant and equipment retired             (1,840)       (402)
  Additions to investments                              (6,598)     (3,656)
  Increase in advances to parent company                     -      (1,537)
                                                     ---------   ---------
  NET CASH USED BY INVESTING ACTIVITIES               (132,263)   (127,875)
                                                     ---------   ---------
















                              (Continued)
                                                        Form 10-Q Part I.
                                                                  Item 1.
                                  -6-

                CAROLINA TELEPHONE AND TELEGRAPH COMPANY

           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                         (Thousands of Dollars)

                                                       Nine Months Ended
                                                         September 30,
                                                       -----------------
                                                        1994        1993
                                                        ----        ----
                                                           (Unaudited)

FINANCING ACTIVITIES

  Proceeds from long-term borrowings                 $       -   $ 150,000
  Retirements of long-term debt                           (168)   (131,215)
  Increase (decrease) in commercial paper                3,300      (8,900)
  Decrease in advances from parent company                   -      (1,703)
  Dividends paid                                       (17,951)    (26,474)
  Other                                                    (41)       (860)
                                                     ---------   ---------
  NET CASH USED BY FINANCING ACTIVITIES                (14,860)    (19,152)
                                                     ---------   ---------

CHANGE IN CASH                                               -           -

CASH AT BEGINNING OF PERIOD                                  1           1
                                                     ---------   ---------

CASH AT END OF PERIOD                                $       1   $       1
                                                     =========   =========






























 See Accompanying Condensed Notes to Consolidated Financial Statements.
                                                        Form 10-Q Part I.
                                                                  Item 1.
                                 -7-

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


1.   ACCOUNTING POLICIES

     The information contained in this Form 10-Q for the three- and nine-month interim periods ended September 30, 1994 and 1993 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring and certain nonrecurring accruals (see
Note 2), to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The results of operations for the nine months ended September 30, 1994 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1994.

Basis of Presentation
- - ---------------------
     The accompanying consolidated financial statements include the accounts of Carolina Telephone and Telegraph Company and its wholly-owned subsidiary, Carolina Telephone Long Distance, Inc., collectively referred to as the "Company". All significant intercompany transactions have been eliminated.

     Certain amounts previously reported for prior periods have been reclassified to conform to the current period presentation in the accompanying consolidated financial statements. Such reclassifications had no effect on the results of operations as previously reported.

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








                                                        Form 10-Q Part I.
                                                                  Item 1.
                                 -8-

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


2.   SPRINT/CENTEL MERGER (continued)

The portion of such charges attributable to the Company was $46.4 million, of which $41.7 million was recorded during the first nine months of 1993. Such nonrecurring charges reduced net income for the first nine months of 1993 by approximately $25.3 million.


3.   SUPPLEMENTAL CASH FLOW INFORMATION

     The following are the supplemental cash flow disclosures for the nine months ended September 30:

       Cash Paid For:                       1994          1993
                                            ----          ----
                                          (Thousands of Dollars)
         Interest (net of amounts
           capitalized)                   $14,965       $13,886

         Income taxes                     $45,055       $31,151




































                                                        Form 10-Q Part I.
                                                                  Item 2.
                                 -9-

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- - -------------------------------
     Cash flows from operating activities are the Company's primary source of liquidity. Net cash provided by operating activities was fairly consistent for the nine-month period ended September 30, 1994 compared to the same period in 1993. Improved operating results were offset by decreased other current liabilities and an increase in accounts receivable, which was due primarily to increased operating revenues.

     Net cash used by investing activities increased $4.4 million for the nine-month period ended September 30, 1994 compared to the same period in 1993. This increase generally reflected a $1.5 million increase in telecommunications plant additions, as well as a $2.9 million increase in additions to cellular investments. The Company's planned construction expenditures for 1994 are $143.1 million.

     The primary source of financing for the Company has historically been long-term debt. In addition, the Company periodically receives cash advances from Sprint and issues commercial paper and notes payable to banks. Net cash used by financing activities decreased $4.3 million for the nine-month period ended September 30, 1994 compared to the same period in 1993 primarily due to a reduction in dividend payments and an increase in commercial paper, partially offset by the 1993 increase in long-term debt.

     As of September 30, 1994, the Company had a total of $60 million in one-year bank commitments. The bank lines provide for short-term borrowings at market rates of interest and require annual commitment fees based on the unused portion. Such lines of credit, which support commercial paper, may be withdrawn by the banks if there is a material adverse change in the financial condition of Sprint or the Company. As of September 30, 1994, no amounts had been borrowed against this credit facility; however, $44.4 million of the bank line supports the commercial paper outstanding at September 30, 1994.

     The Company is also authorized to issue and sell an additional $75 million in debentures. The debentures must be due within thirty years of the date of issue and cannot exceed an interest rate of 7.25 percent.

     The Company's ratio of common equity to total capital was 61.7 percent at September 30, 1994 and 59.2 percent at December 31, 1993. The Company's ratio of long-term debt to total capital was 32.9 percent at September 30, 1994 and 35.4 percent at December 31, 1993. The Company's ratio of short-term debt to total capital was 5.4 percent at September 30, 1994 and 5.4 percent at December 31, 1993.











                                                        Form 10-Q Part I.
                                                                  Item 2.
                                 -10-

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Operating Results
- - -----------------
     Local service revenues increased $16.7 million or 8.7 percent for the nine-month period ended September 30, 1994 compared to the same period in 1993. Basic area service revenues contributed $6.7 million, primarily due to a 5.7 percent growth in access lines. For the same period, custom calling, telephone instrument leases, service connections, and touch tone features added $9.1 million as a result of access line gains and increased marketing promotions.

     Network access revenues increased $10.9 million or 7.8 percent for the nine-month period ended September 30, 1994 compared to the same period in 1993. The increase was primarily due to an 11.5 percent growth in intrastate access minutes and a 7.9 percent growth in interstate access minutes.

     Long distance network revenues increased $8.6 million or 11.2 percent for the nine-month period ended September 30, 1994 compared to the same period in 1993. The increase was primarily due to a change in intrastate intralata settlement methodologies in North Carolina effective January 1, 1994. Effective January 1, 1994, toll revenues are settled under an originating responsibility plan rather than a pool arrangement.

     Miscellaneous revenues increased $23.0 million or 33.8 percent for the nine-month period ended September 30, 1994 compared to the same period in 1993. Rent revenues increased $8.6 million, primarily due to the leasing of the Company's building and other assets to a recently-formed affiliated service company which provides services to the Company and four of its affiliates. North Carolina Utility Services (NCUS), a nonregulated business venture specializing in locating underground utility lines, contributed $7.4 million due to the expansion of the service area and an increase in the customer base in existing service areas. The increase in miscellaneous revenues was also due to an increase of $8.5 million in equipment sales revenues.

     Plant expenses increased $8.9 million or 6.2 percent for the nine-month period ended September 30, 1994 compared to the same period in 1993. The land and building rent expense increased $4.2 million, primarily due to the Company's expenses for the use of a portion of the service company's leased land and buildings. The generic software expense increased due to upgrades of digital switches to provide enhanced services. The network administration expense increased due primarily to the conversion and integration of two systems for a modernized customer facilities database.













                                                        Form 10-Q Part I.
                                                                  Item 2.
                                 -11-

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Operating Results (continued)
- - -----------------------------
     Customer operations expenses increased $7.2 million or 11.0 percent for the nine-month period ended September 30, 1994 compared to the same period in 1993. As a result of continued expansions of its customer base, NCUS experienced an increase in expenses of $6.3 million.

     Corporate operations expenses increased $6.5 million or 14.1 percent for the nine-month period ended September 30, 1994 compared to the same period in 1993. An increase in the information management network operations expense of $2.0 million was primarily due to the increased needs for programming, data applications, and development of software for mainframes and personal computers to support the consolidation of the administrative functions of the Company and four affiliated companies within the service company. Also contributing to the increase were costs related to the implementation of a mechanized system for outside plant records and an increase in employee benefit expenses.

     Other operating expenses increased $5.7 million or 37.5 percent for the nine-month period ended September 30, 1994 compared to the same period in 1993. This fluctuation was due primarily to a $7.3 million increase in cost of equipment sales, generally corresponding with the overall trend in equipment sales. This increase was partially offset by improved operating results associated with nonregulated activities.


Sprint/Centel Merger
- - --------------------
     Effective March 9, 1993, Sprint consummated its merger with Centel, a telecommunications company with local exchange and cellular/wireless communications services operations. Centel's local exchange telephone businesses operate in six states: Florida, North Carolina, Virginia, Illinois, Texas, and Nevada. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges to Sprint during 1993. The portion of such charges attributable to the Company was $46.4 million, of which $41.7 million was recorded during the first nine months of 1993. Such nonrecurring charges reduced net income for the first nine months of 1993 by approximately $25.3 million.














                                                        Form 10-Q Part I.
                                                                  Item 2.
                                 -12-

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Other Matters
- - -------------
     Consistent with most local exchange carriers, the Company accounts for the economic effects of regulation pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation based on estimated useful lives prescribed by regulatory commissions rather than those which might be utilized by non-regulated enterprises. The Company currently believes that its operations meet the criteria for the continued application of the provisions of SFAS No. 71. However, the Company operates in an evolving environmnent in which the regulatory framework is changing and the level of competitiion is increasing. Accordingly, the Company constantly monitors and evaluates the ongoing applicability of SFAS No. 71 by assessing the likelihood that prices which provide for the recovery of specific costs can continue to be charged to customers. In the event the Company determines that its operations no longer qualify for the application of the provisions of SFAS No. 71, the Company would eliminate from its financial statements the effects of any actions of regulators that had been recognized as assets and liabilities, resulting in the recognition of a material, extraordinary, non-cash charge, the amount of which is not known at the present time.

































                                                      Form 10-Q Part II.

                                 -13-

               CAROLINA TELEPHONE AND TELEGRAPH COMPANY

                          OTHER INFORMATION



Item 1.  Legal Proceedings

            There were no reportable events during the quarter ended September 30, 1994.

Item 2.  Changes in Securities

            Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

            Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

            Omitted under the provisions of General Instruction H.

Item 5.  Other Information

              The Company's ratios of earnings to fixed charges were
         7.62 and 7.51 for the three months ended and 7.77 and 3.87 for the nine months ended September 30, 1994 and 1993, respec-tively. These ratios have been computed by dividing fixed charges into the sum of (a) income before extraordinary item less capitalized interest included in income, (b) in-come taxes, and (c) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses) and the interest factor of operating rents. In the absence of the nonrecurring merger and integration costs of $41.7 million recorded during the first quarter of 1993, the ratio of earnings to fixed charges would have been
         6.18 for the nine months ended September 30, 1993.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following exhibit is filed as part of this report:

              (12) Computation of ratios of earnings to fixed charges.

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1994.















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




Date  11-14-94            By           s/F. E. Westmeyer
      --------               -----------------------------------------
                             F. E. Westmeyer, Vice President-Finance
                                 (Principal Financial Officer)


Date  11-14-94            By            s/T. J. Geller
      --------               -----------------------------------------
                                   T. J. Geller, Controller
                               (Principal Accounting Officer)