Form 10-K
CAROLINA TELEPHONE & TELEGRAPH CO
filed 1995-03-30
CIK 275177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
		  	                      WASHINGTON, D. C.  20549
				                              FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended             December 31, 1994
                      			  -------------------------------------------------
				                                  OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                      to
                      			       --------------------    --------------------
Commission file number:                       1-6469
                      			---------------------------------------------------

              		   CAROLINA TELEPHONE AND TELEGRAPH COMPANY
 ---------------------------------------------------------------------------
      	     (Exact name of registrant as specified in its charter)

     	     North Carolina                            56-0931189
 ------------------------------------    -----------------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification No.)

  14111 Capital Boulevard, Wake Forest, North Carolina       27587
 ---------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       919-554-7900
                                            						     ---------------------
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

This registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes    X     No
                                          						       ------      ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There is no voting stock held by non-affiliates.

There are 3,626,510 shares of common stock, par value $20, outstanding at December 31, 1994 and as of the date of filing of this report.

Documents incorporated by reference:  None

CAROLINA TELEPHONE AND TELEGRAPH COMPANY
Securities and Exchange Commission
Form 10-K, Part I


Item 1.  Business

     Carolina Telephone and Telegraph Company (the Company), a wholly-owned subsidiary of Sprint Corporation (Sprint), was incorporated under the laws of the State of North Carolina in 1968, and in 1969 acquired all of the public utility assets of the predecessor company of the same name pursuant
to a plan of merger.   The Company's principal offices are located at 14111
Capital Boulevard, Wake Forest, North Carolina 27587-5900 and its telephone number is (919) 554-7900. The term Company herein refers to the present Company and, as the context requires, its predecessor of the same name which was incorporated in the State of North Carolina in 1900, as well as its wholly-owned subsidiary, Carolina Telephone Long Distance, Inc.

     The Company is engaged in the business of furnishing communication services, mainly local and long distance services and network access, in 145 exchange areas serving all or part of 50 counties generally in the eastern part of North Carolina. As of December 31, 1994, the Company had an investment in property, plant, and equipment of $1,701,924,000. Operating revenues for the year 1994 amounted to $717,454,000. No other company furnishes local telephone service in any exchange area served by the Company.

     The principal industries in the Company's service area are agriculture, textiles, pulp and paper manufacturing, chemicals, fertilizer, and tourism. Military installations, including Fort Bragg, Camp Lejeune, Cherry Point Marine Corps Air Station, the U.S. Coast Guard Base at Elizabeth City and Pope Air Force Base contribute significantly to the economy of the area.

     Digital switching equipment and fiber optics cable represent a sub-stantial portion of the Company's expansion of long distance facilities. At December 31, 1994, the Company served 947,965 access lines, distributed among 145 exchange areas as follows: Fayetteville, 14.6 percent; Greenville, 5.6 percent; Rocky Mount, 4.6 percent; Jacksonville, 4.2 percent; Wilson, 3.1 percent; New Bern, 3.0 percent; and all other areas less than 3.0 percent each.

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

     Revenues from communication services, principally telephone service, constitute about 82.1 percent of the total 1994 operating revenues of the Company. Carolina Telephone Long Distance, Inc. offers zero-plus and one-plus interlata long distance service. A significant portion of the Company's network access revenues are derived from access charge billings to AT&T Corporation (AT&T). However, the Company does not believe its revenues are dependent upon AT&T, as customers' demand for interlata long distance telephone service is not tied to any one long distance carrier. As the market share of AT&T's long distance competitors increases, the percent of revenues

                            				       Carolina Telephone & Telegraph Company
							                                                      Form 10-K Part I


Item 1.  Business (continued)

derived from network access services provided to AT&T decreases. Other revenues are derived in large part from the sale of telephone directory listings, the sale of telecommunications equipment, the lease of network facilities, providing operator services, and processing customer toll billings for interexchange carriers, primarily AT&T.

     The following tables show certain information regarding access lines in service and toll messages handled at the dates or for the periods indicated.

                      			       Access Lines
		 	                            ------------
						                                               Change
	              Number at End of Period            During Period
	              -----------------------           ----------------
Period      Residence   Business    Total        Number  % Change
------      ---------   --------    -----        ------  --------
 1994       738,815     209,150    947,965       42,431     4.7
 1993       710,977     194,557    905,534       42,693     4.9
 1992       681,167     181,674    862,841       36,343     4.4
 1991       655,375     171,123    826,498       36,532     4.6
 1990       627,778     162,188    789,966       18,514     2.4


                       	      Toll Messages
			                           -------------
    	      Total For Year            Average Messages Per Day
	          --------------            ------------------------
Period       Number     % Change           Number    % Change
------       ------     --------           ------    --------
 1994     480,122,986      5.9            1,315,405      5.9
 1993     453,494,308      6.9            1,242,450      7.2
 1992     424,096,621      8.8            1,158,734      8.5
 1991     389,952,486     16.5            1,068,363     16.5
 1990     334,783,858      7.4              917,216      7.4


     On December 31, 1994, the Company had 3,501 employees, of which 2,048 or
58.5 percent were represented by the Communications Workers of America, and 115 or 3.3 percent were represented by the International Brotherhood of Electrical Workers for collective bargaining purposes. The Company had no material work stoppages caused by labor controversies.

     The Company's environmental compliance and remediation expenditures are primarily related to the operation of standby power generators. The expenditures arise in connection with permits, standards compliance, or occasional remediation associated with generators, batteries, or fuel storage. The Company's expenditures relating to environmental compliance and remediation have had no significant effect upon capital expenditures or earnings of the Company, and future effects are not expected to be material.

     Effective January 1, 1991, the Federal Communications Commission (FCC) adopted a price caps regulatory format for the Regional Bell Operating Companies and the GTE local exchange companies. Other local exchange

                            				       Carolina Telephone & Telegraph Company
							                                                      Form 10-K Part I


Item 1.  Business (continued)

companies (LECs) could volunteer to become subject to price caps regulation. Under price caps, prices for access service must be adjusted annually to reflect industry average productivity gains (as specified by the FCC), inflation and certain allowed cost changes. The Company elected to be subject to price caps regulation, and, under the form of the plan adopted, the Company has an opportunity to earn up to a 14.25 percent rate of return on investment. The FCC is conducting a scheduled review of all aspects of the price caps plan, and the FCC is expected to implement changes in 1995. With-out further action by the FCC, the current price caps plan will expire in 1995 and will be replaced by rate of return regulation. It is expected that the FCC will act and that there will not be a recurrence of rate of return regulation.

     Areas of competition have emerged in the intralata marketplace. On January 1, 1986, the intralata toll market in North Carolina was opened to non-facilities based carriers (resellers), and on January 1, 1987, facilities-based carriers were authorized to resell intralata toll. In February 1994, the North Carolina Utilities Commission (Commission) issued an order authorizing long distance companies to provide intralata toll service on a limited basis. Effective July 1, 1994, customers were offered choices in deciding which long distance companies they want to use by dialing 1-0 and a designated 3-digit prefix code indicating the carrier of their choice.

     In addition, the potential for more direct competition is increasing in the local service market. In May 1988, the Commission issued an order which allows customers to participate in the sharing and resale of local exchange services under shared tenant arrangements.

     At the interstate level, the FCC has revised its rules to permit connection of customer-owned coin telephones to the local network, exposing LECs to direct coin telephone competition. Additionally, the FCC has assisted Competitive Access Providers (CAPs) in providing access to interexchange carriers and end users by mandating that all Tier I (over $100 million annual operating revenues) LECs permit virtual collocation of CAP equipment in LEC central offices.

     In October 1992, the FCC adopted a new rate structure and new pricing rules for LEC-provided switched transport. LECs filed new access transport tariffs with the FCC in September 1993, which contained rates that purportedly reduced the costs of the largest interexchange carriers by less than 1 percent and increased the costs of the smallest carriers by less than 2 percent. The new rates, which went into effect on December 30, 1993, did not have a sig-nificant impact on the Company.

     The extent and ultimate impact of competition for LECs will continue to depend, to a considerable degree, on FCC and Commission actions, court decisions and possible federal or state legislation. The Clinton Admin-istration has indicated that it supports legislation which promotes local telephone competition. Although federal legislation, designed to stimulate local competition between local exchange service providers and cable programming service providers in both markets, has been introduced several times in recent years, bills have yet to be reported out of both the House of Representatives and the Senate in a session. Legislation has been

                            				       Carolina Telephone & Telegraph Company
							                                                      Form 10-K Part I


Item 1.  Business (continued)

introduced in Congress in 1995. While both major political parties are predicting that legislation will be passed, such predictions have been proven to be inaccurate in the past.

Item 2.  Properties

     The properties of the Company consist principally of land, structures, facilities and equipment. Substantially all of the Company's property, plant and equipment is restricted for use under the terms of long-term debt indentures. Central office equipment represents approximately 38.5 percent of the Company's investment in telephone plant in service; land and buildings (occupied principally by central office equipment) represent 7.8 percent; telephone instruments and related wiring and equipment including private branch exchanges (PBX) (substantially all of which are located on the premises of subscribers) represent 2.9 percent; connecting lines not on subscribers' premises (the majority of which are on or under public highways and streets and the remainder on or under private property) represent 45.4 percent; and other telephone plant represents 5.4 percent. Of the 145 exchanges, 141 exchanges have central offices located on land owned by the Company and served approximately 84.5 percent of the Company's access lines; 3 exchanges have central offices located in leased facilities and served 0.9 percent of the Company's access lines; 1 exchange (Fayetteville) has central offices, some of which are located on land owned by the Company and some of which are located in leased facilities, and served an aggregate of 14.6 percent of the Company's access lines.

     Standard practices prevailing in the telephone industry are followed by the Company in the construction and maintenance of its plant and facilities; and the Company considers that its plant and facilities are, as a whole, in sound physical and operating condition.

     The following table shows gross additions to and retirement of properties of the Company during the five years ended December 31, (in thousands):

			                  Gross
		             	   Additions     Retirements
             			   ---------     -----------
	     1994         $146,110        $39,761
	     1993          146,543         51,020
	     1992          143,057         89,179
	     1991          130,332         49,766
	     1990          122,760         68,754


Item 3.  Legal Proceedings

     No material legal proceedings are pending to which the Company or its subsidiary is a party or of which any of their property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of 1994.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
	        Matters

     The Registrant is a wholly-owned subsidiary of Sprint and consequently its common stock is not traded.

Item 6.  Selected Financial Data (in thousands)

					                                          December 31,
			                            1994       1993       1992      1991      1990
                     			   ---------------------------------------------------
Operating revenues        $  717,454 $  638,541 $  590,440 $ 552,986 $ 509,724

Net income                    94,944     47,168     72,800    77,420    76,649

Total assets               1,138,522  1,078,929  1,025,295   968,806   920,489

Long Term Debt (excluding
 current maturities) and
 redeemable preferred stock  260,736    269,087    240,535   224,398   226,881


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

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sprint/Centel Merger
--------------------

     Effective March 9, 1993, Sprint consummated its merger with Centel Corporation, a telecommunications company with local exchange and cellular/ wireless communications services operations (see Note 8 of Notes to Consolidated Financial Statements for additional information). The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in a nonrecurring charge to Sprint during 1993. The portion of such charge attributable to the Company was $46,382,000, which reduced 1993 net income by approximately $27,765,000.

Financial Condition
-------------------

     The Company's assets increased $59,593,000 to $1,138,522,000 as of December 31, 1994 compared to December 31, 1993. Accounts receivable increased $26,029,000 as of December 31, 1994 compared to December 31, 1993, primarily due to a 12.4 percent increase in operating revenues and the timing of sales activities and cash collections. This increase did not have a significant impact on the Company's aging of accounts receivable. Property, plant, and equipment, net of accumulated depreciation, increased $14,324,000 as of December 31, 1994 compared to December 31, 1993. This increase was primarily a result of increasing capital expenditures to enhance and upgrade the network and expand service capabilities. Deferred charges and other assets increased $13,538,000 as a result of increased prepaid pension costs and additional investments in cellular partnerships. Current maturities of long-term debt as of December 31, 1994 increased $8,011,000 compared to December 31, 1993 due to scheduled debt maturities. Postretirement and other benefit obligations increased $13,997,000 as of December 31, 1994 compared to December 31, 1993 as a result of a reduced unamortized transition obligation due to the transfer of approximately 865 employees from the Company to SMAT effective January 1, 1994. The Company's total capitalization at December
31, 1994 totaled $819,767,000, consisting of long-term debt (including current maturities), short-term borrowings, and common stock and other shareholder's equity. Long-term debt comprised 32.9 percent of total capital-ization at December 31, 1994 compared to 35.4 percent at December 31, 1993.

Results of Operations
---------------------

     Operating revenues are classified as local service, network access, long distance network and other. Local service revenues come from providing local telephone exchange services and leasing equipment. Network access revenues are derived from billing other carriers and telephone customers for their use of the local network to complete long distance calls in those instances where the long distance service is not provided by the Company. Long distance revenues are derived principally from providing long distance services within designated areas. Other revenues primarily relate to directory advertising, billing and collection services for interexchange long distance carriers,

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


Item 7. Management's Discussion and Analysis of Financial Condition and Results (continued)

Results of Operations (continued)
---------------------------------

operator services, network facilities leases and sales of telecommunications equipment.

     Operating revenues increased by $78,913,000 or 12.4 percent during the year ended December 31, 1994 as compared to 1993. All categories of operating revenues increased during the year.

     Local service revenues increased $19,482,000 or 7.6 percent during the year ended December 31, 1994 as compared to 1993. Basic area service revenues contributed $9,150,000 to this increase, primarily attributable to a 4.7 percent growth in access lines during 1994. For the same period, custom calling, telephone instrument leases, service connections and touch tone features added $9,051,000 as a result of access line gains and marketing promotions.

     Network access revenues increased $15,181,000 or 8.0 percent during the year ended December 31, 1994 as compared to 1993 primarily due to an 8.7 percent growth in interstate access minutes and an 11.7 percent growth in intrastate access minutes during 1994, partially offset by rate reductions which went into effect July 1, 1994.

     Long distance revenues increased $6,660,000 or 6.6 percent during the year ended December 31, 1994 as compared to 1993. The increase is primarily due to a change in intrastate intralata settlement methodologies in North Carolina effective January 1, 1994. Effective January 1, 1994, toll revenues are settled under an originating responsibility plan rather than a pool arrangement.

     Other revenues increased $37,590,000 or 41.5 percent during the year ended December 31, 1994 as compared to 1993. The equipment sales and installation revenue increased $16,294,000 during 1994. The equipment sales revenue related principally to PBX, telephone instruments, key and data systems. North Carolina Utility Services (NCUS), a non-regulated line of business specializing in locating underground utility lines, increased $9,977,000 due to the expansion of the service area and an increase in the customer base in existing service areas. Rent revenues increased $9,400,000, primarily due to the leasing of the Company's building and other assets to a recently-formed affiliated management service company, Sprint Mid-Atlantic Telecom, Inc. (SMAT), which provides services to the Company and four of its affiliates.

     Plant expense increased by $8,311,000 or 4.3 percent during the year ended December 31, 1994 as compared to 1993. Land and building rent expense increased $4,315,000, primarily due to the Company's expenses for the use of a portion SMAT's leased land and buildings. Generic software expense increased $909,000 due to upgrades of digital switches to provide enhanced services.
An increase in telephone instrument maintenance costs, generally corresponding with the overall trend in equipment sales, and additional preventive maintenance increased repair/rearrangement expenses by $1,675,000.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------------------

The network administration expense increased due to the conversion and integration of two systems for a modernized customer facilities database.

     Depreciation expense increased $18,999,000 or 16.6 percent during the year ended December 31, 1994 as compared to 1993. In December 1994, special amortization was granted by the Commission of $9,250,000. An additional $2,579,000 of depreciation expense was booked as a result of FCC Responsible Accounting Officer Letter 21, "Classification of Remote Central Office Equip-ment for Accounting Purposes." The remaining increase is the result of an increase in the average depreciable plant.

     Customer operations expense increased $9,426,000 or 10.8 percent during the year ended December 31, 1994 as compared to 1993. As a result of continued expansions of its customer base, NCUS experienced an increase in expenses of $7,628,000.

     Other operating expenses increased $11,117,000 or 57.8 percent during the year ended December 31, 1994 as compared to 1993. This fluctuation was primarily due to an $11,906,000 increase in cost of equipment sales, generally corresponding with the overall trend in equipment sales.

     Federal income tax and state, local, miscellaneous taxes increased $30,049,000 or 69.8 percent during the year ended December 31, 1994 as compared to 1993. The increase primarily resulted from increased taxable income.

Inflation
---------

     The effects of inflation on the operations of the Company were not significant during 1994, 1993 or 1992.

Liquidity and Capital Resources
-------------------------------

     Cash flows from operating activities are the Company's primary source of liquidity. Net cash provided by operating activities increased $3,595,000 during the year ended December 31, 1994. Improved operating results were offset by decreases in current liabilities and an increase in accounts receivable, which was due primarily to increased operating revenues.

     Net cash used by investing activities increased $5,431,000 during the year ended December 31, 1994. In order to meet customer demands, the Company must continually replace and construct new facilities. The Company's planned construction expenditures for 1995 are $141,507,000 which includes expenditures of $72,494,000 for central office equipment, $44,954,000 for cable facilities, $13,973,000 for general support assets and $10,086,000 for other expenditures. The Company anticipates that the funds for these expenditures will be supplied primarily by operating activities.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------------------

     The primary source of financing for the Company has been long-term debt. In addition, the Company periodically receives cash advances from Sprint and issues commercial paper to banks. Net cash used by financing activities decreased $1,819,000 during the year ended December 31, 1994 primarily due to a reduction in dividend payments in 1994 and a decrease in short-term borrowings of $7,500,000 in 1994 compared to $14,400,000 decrease in 1993, partially offset by the 1993 increase in long-term debt.

     As of December 31, 1994, the Company had a total of $60,000,000 in one-year bank commitments. The bank lines provide for short-term borrowings at market rates of interest and require annual commitment fees based on the unused portion. Such lines of credit, which support commercial paper, may be withdrawn by the banks if there is a material adverse change in the financial condition of Sprint or the Company. As of December 31, 1994, no amounts were borrowed against this credit facility; however, $33,600,000 of the bank lines supported commercial paper outstanding at year end. The weighted average interest rate on commercial paper was 4.59 percent and 3.24 percent in 1994 and 1993, respectively.

     The Company is also authorized to issue and sell an additional $75,000,000 in debentures. The debentures must be due within thirty years of the date of issue and cannot exceed an interest rate of 7.25 percent.

     The Company's ratio of common equity to total capital was 62.7 percent in 1994, 59.2 percent in 1993 and 59.1 percent in 1992. The Company's ratio of long-term debt to total capital was 32.9 percent in 1994, 35.4 percent in 1993 and 33.2 percent in 1992. The Company's ratio of short-term debt to total capital was 4.4 percent in 1994, 5.4 percent in 1993 and 7.7 percent in 1992.

Recent Accounting Developments
------------------------------

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits" (see Note 2 of Notes to Consolidated Financial Statements for additional information).

     Consistent with most LECs, the Company accounts for the economic effects of regulation pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation based on estimated useful lives prescribed by regulatory commissions rather than those that might be utilized by non-regulated enterprises. The Company currently believes its operations meet the criteria for the continued application of the provisions of SFAS No. 71. However, the Company operates in an evolving environment in which the regulatory framework is changing and the level and types of competition are increasing. Accordingly, the Company constantly monitors and evaluates the

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recent Accounting Developments (continued)
------------------------------------------

ongoing applicability of SFAS No. 71 by assessing the likelihood that prices which provide for the recovery of specific costs can continue to be charged to customers.

     In the event the Company determines that its operations no longer qualify for the application of the provisions of SFAS No. 71, the Company will eliminate from its financial statements the effects of any actions of regulators that had previously been recognized as assets and liabilities.
The resulting material noncash charge would be recorded as an extraordinary item. See Note 6 of Notes to Consolidated Financial Statements for additional information regarding the primary components and estimated amounts of regulatory assets and liabilities as of December 31, 1994.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


Item 8. Financial Statements and Supplementary Data


             		   CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                							       Page Reference
							                                                       --------------

Report of Independent Auditors                                 Page 12

Consolidated Balance Sheets as of
  December 31, 1994 and 1993                                   Pages 13-14

Consolidated Statements of Income for
  each of the three years ended December
  31, 1994                                                     Page 15

Consolidated Statements of Retained
  Earnings for each of the three years
  ended December 31, 1994                                      Page 16

Consolidated Statements of Cash Flows for
  each of the three years ended December
  31, 1994                                                     Page 17

Notes to Consolidated Financial Statements                     Pages 18-31

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


                		       REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Carolina Telephone and Telegraph Company

     We have audited the accompanying consolidated balance sheets of Carolina Telephone and Telegraph Company, a wholly-owned subsidiary of Sprint Corporation, as of December 31, 1994 and 1993, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedule are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carolina Telephone and Telegraph Company at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial state-ments taken as a whole, presents fairly in all material respects the infor-mation set forth therein.

     As discussed in Note 2 to the consolidated financial statements, Carolina Telephone and Telegraph Company changed its method of accounting for post-retirement benefits in 1993.


                                                    							 ERNST & YOUNG LLP

Kansas City, Missouri
January 25, 1995

              		   CAROLINA TELEPHONE AND TELEGRAPH COMPANY

                      			 CONSOLIDATED BALANCE SHEETS

                      			 December 31, 1994 and 1993

                           				(In Thousands)


                                          						  1994            1993
				                                          ----------      ----------
Assets
 Current assets
  Cash                                      $         16    $         20
  Receivables, net of allowance for
   doubtful accounts of $1,742 ($1,895
   in 1993)
    Customers and other                           83,597          63,090
    Interexchange carriers                        24,488          20,238
    Affiliated companies                           5,971           4,699
  Inventories                                     12,490           9,807
  Prepaid expenses and other                       4,073             870
				                                          ----------      ----------
                                          						 130,635          98,724





Property, plant and equipment
 Land and buildings                              132,610         128,635
 Telephone network equipment and outside
  plant                                        1,454,632       1,371,788
 Other                                            86,520          77,615
 Construction in progress                         28,162          17,228
                                   					      ----------      ----------
					                                          1,701,924       1,595,266
Less accumulated depreciation                    766,173         673,839
				                                          ----------      ----------
				                                          		 935,751         921,427





Deferred charges and other assets                 72,136          58,778
                                   					      ----------      ----------





                                   					    $  1,138,522    $  1,078,929
                                    				      ==========      ==========

                   CAROLINA TELEPHONE AND TELEGRAPH COMPANY

			                      December 31, 1994 and 1993

			                           	(In Thousands)


					                                         	  1994            1993
				                                   	      ----------      ----------
Liabilities and Stockholder's Equity
 Current liabilities
  Outstanding checks in excess of cash
   balances                                 $      1,347    $      9,322
  Short-term borrowings
   Commercial paper                               33,600          41,100
   Advances from parent company                    2,810               -
  Current maturities of long-term debt             8,579             568
  Accounts payable
   Vendors and other                              19,742          20,742
   Interexchange carriers                         24,909          22,950
   Affiliated companies                           15,855          10,866
   Accrued merger and integration costs            2,539          17,035
   Accrued taxes                                  18,396          13,298
   Advance billings and customer deposits         19,853          11,653
   Accrued vacation pay                            8,862          10,550
   Other                                          17,798          20,484
                                    				      ----------      ----------
				                                          		 174,290         178,568

Long-term debt                                   260,736         269,087

Deferred credits and other liabilities
 Deferred income taxes                           110,489         113,399
 Deferred investment tax credits                   3,134           6,790
 Postretirement and other benefit
  obligations                                     36,539          22,542
 Regulatory liability                             26,772          26,338
 Other                                            12,520          11,919
                                    				      ----------      ----------
	                                          					 189,454         180,988

Common stock and other stockholder's equity

Common stock, par value $20 per share,
 authorized-5,000,000 shares, issued and
 outstanding-3,626,510 shares                     72,530          72,530
Capital in excess of par value                    71,991          71,991
Retained earnings                                369,521         305,765
                                   					      ----------      ----------
					                                          	 514,042         450,286
					                                         ----------      ----------

					                                       $  1,138,522    $  1,078,929
					                                         ==========      ==========


See accompanying notes to consolidated financial statements.

		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY

		                    CONSOLIDATED STATEMENTS OF INCOME

		               Years ended December 31, 1994, 1993 and 1992

			                           	(In Thousands)


					                                  1994         1993         1992
				                                ----------   ----------   ----------
Operating Revenues
 Local service                      $  276,532   $  257,050   $  236,548
 Network access service                204,928      189,747      170,287
 Long distance service                 107,923      101,263       99,688
 Other                                 128,071       90,481       83,917
				                                 ----------   ----------   ----------
				                                   717,454      638,541      590,440

Operating Expenses
 Plant expense                         200,608      192,297      181,658
 Depreciation                          133,764      114,765      109,865
 Customer operations                    97,094       87,668       74,289
 Corporate operations                   65,815       64,400       58,300
 Merger and integration costs                -       46,382            -
 Other                                  30,364       19,247       16,411
 Taxes
  Federal income
   Current                              49,872       33,786       34,218
   Deferred                             (1,912)      (9,064)       1,797
   Deferred investment tax credit       (3,656)      (4,040)      (4,925)
   State, local and miscellaneous       28,779       22,352       25,094
				                                 ----------   ----------   ----------
				                                   600,728      567,793      496,707

Operating Income                       116,726       70,748       93,733

Interest expense
 Short-term borrowings and
  long-term debt                        20,484       19,232       18,735
 Other                                   1,761        2,728        3,432
                            				     ----------   ----------   ----------
		                                   			22,245       21,960       22,167

Other income
 Interest charged to construction          140           54          632
 Other, net                                323          644          602
				                                 ----------   ----------   ----------
					                                      463          698        1,234

Income before extraordinary item        94,944       49,486       72,800

Extraordinary losses on early
 extinguishments of debt, net                -        2,318            -
                            				     ----------   ----------   ----------
Net income                          $   94,944   $   47,168   $   72,800
				                                 ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY

		               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

		               Years ended December 31, 1994, 1993 and 1992

			                         	  (In Thousands)


				                                 	 1994         1993         1992
                           				     ----------   ----------   ----------

Balance at Beginning of Year        $  305,765   $  297,184   $  272,262

Net income                              94,944       47,168       72,800

Common stock dividends                 (31,188)     (38,587)     (47,869)

Preferred stock dividends                    -            -           (9)
                            				     ----------   ----------   ----------

Balance at End of Year              $  369,521   $  305,765   $  297,184
                            				     ==========   ==========   ==========


































See accompanying notes to consolidated financial statements.

		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                  CONSOLIDATED STATEMENTS OF CASH FLOWS
		               Years ended December 31, 1994, 1993 and 1992
		                          		(In Thousands)

				                                  	 1994         1993         1992
				                                 ---------    ---------    ---------
Operating Activities
 Net income                         $   94,944   $   47,168   $   72,800
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation                        133,764      114,765      109,865
   Extraordinary losses on early
    extinguishments of debt                  -        3,836            -
   Deferred income taxes and
    investment tax credits              (4,936)     (14,695)      (2,030)
   Changes in operating assets
    and liabilities:
     Receivables, net                  (26,029)      (7,101)      (3,714)
     Inventories and other current
      assets                            (5,886)      (1,243)         283
     Accounts payable, accrued
      expenses and other current
      liabilities                       (7,599)      31,414      (12,531)
    Noncurrent assets and
     liabilities, net                    9,607       23,597       1,000O
   Other, net                              (69)      (7,540)      (5,722)
				                                  ---------    ---------    ---------
Net cash provided by operating
 activities                            193,796      190,201      159,951

Investing Activities
 Capital expenditures                 (146,110)    (146,543)    (143,057)
 Other, net                            (11,238)      (5,374)      (9,471)
				                                  ---------    ---------     --------
Net cash used by investing
 activities                           (157,348)    (151,917)    (152,528)

Financing Activities
 Proceeds from long-term debt                -      148,638       49,382
 Retirements of long-term debt            (574)    (127,521)     (27,537)
 Net increase (decrease) in
  short-term borrowings                 (7,500)     (14,400)      25,500
 Redemption of preferred stock               -            -         (100)
 Increase (decrease) in advances
  from parent company                    2,810       (1,703)      (6,797)
 Dividends paid                        (31,188)     (38,587)     (47,878)
 Other, net                                  -       (4,698)           -
                            				      ---------    ---------     ---------
Net cash used by financing activities  (36,452)     (38,271)      (7,430)

Increase (Decrease) in Cash                 (4)          13           (7)

Cash at Beginning of Year                   20            7           14
                            				      ---------    ---------    ---------
Cash at End of Year                 $       16   $       20   $        7
				                                  =========    =========    =========
See accompanying notes to consolidated financial statements.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY

              		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   			       December 31, 1994


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies of Carolina Telephone and Telegraph Company is presented to assist in understanding the accompanying consolidated financial statements. The consolidated financial statements and notes are representations of management, which is responsible for their integrity and objectivity. These accounting policies conform with generally accepted accounting principles and reflect practices appropriate to the industry in which Carolina Telephone and Telegraph Company operates.

Basis of Presentation
---------------------

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

    Certain amounts previously reported for prior periods have been re-classified to conform to the current period presentation in the accompanying consolidated financial statements. Such reclassifications had no effect on the results of operations or stockholder's equity as previously reported.

Operations
----------

     The Company is engaged in the business of providing communication services, principally local, network access and long distance services in North Carolina. The Company accounts for the economic effects of regulation pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," which requires accounting recognition of the rate actions of regulators where appropriate. Such actions can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset, or impose a liability on a regulated enterprise.

Cash
----

     As part of its cash management program, the Company utilizes controlled disbursement banking arrangements. Outstanding checks in excess of cash balances are reflected as a current liability on the balance sheet. The Company had sufficient funds available to fund these outstanding checks when they were presented for payment.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories
-----------

     Inventories consist of materials and supplies, stated at average cost, and equipment held for resale, stated at the lower of average cost or market. The sales inventory balances were $2,822,000 and $2,604,000 at December 31, 1994 and 1993, respectively.

Property, Plant and Equipment
-----------------------------

     Property, plant and equipment are recorded at cost. Retirements of depreciable property are charged against accumulated depreciation with no gain or loss recognized. Repairs and maintenance costs are expensed as incurred.

Depreciation
------------

     The cost of property, plant and equipment is depreciated generally on a straight-line basis over the estimated useful lives prescribed by regulatory commissions. Depreciation rate changes granted by the North Carolina Utilities Commission (Commission) resulted in a reduction of depreciation expense in 1994 of $130,400 which increased net income by $80,000. Depreciation rate changes granted in 1992 resulted in additional depreciation expense of $19,365,000 which reduced net income by $11,245,000. In addition, as ordered by the Commission, the Company recorded nonrecurring charges to depreciation expense in 1994 of $9,250,000, which reduced net income by $5,652,000.
Average annual composite depreciation rates, excluding the nonrecurring charges, were 7.7 percent for 1994, 7.5 percent for 1993 and 7.6 percent for 1992.

Income Taxes
------------

     Operations of the Company are included in the consolidated federal income tax returns of Sprint. Federal income tax is calculated by the Company on the basis of its filing a separate return.

     Investment tax credits (ITC) have been deferred and are being amortized over the estimated useful life of the related assets.

Interest Charged to Construction
--------------------------------

     In accordance with the Uniform System of Accounts, as prescribed by the Federal Communications Commission (FCC), interest is capitalized only on those telephone plant construction projects for which the estimated construction period exceeds one year.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


2.  EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan
----------------------------

     The pension and other postemployment benefit liabilities for approxi-mately 865 employees were transferred from the Company to the affiliated management service company, Sprint Mid-Atlantic Telecom, Inc. (SMAT). The 1994 transfer was estimated using actuarial data and was effective January 1, 1994. The transferred amount represented the Company's employees who became SMAT's employees on January 1, 1994. The 1994 pension credit/cost and other postemployment benefit costs do not include costs associated with employees transferred to SMAT.

     Substantially all employees of the Company are covered by a non-contributory defined benefit pension plan. For participants of the plan represented by collective bargaining units, benefits are based upon schedules of defined amounts as negotiated by the respective parties. For participants not covered by collective bargaining agreements, the plan provides pension benefits based upon years of service and participants' compensation.

     The Company's policy is to make contributions to the plan each year equal to an actuarially determined amount consistent with applicable federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so that benefits are fully funded at retirement. As of December 31, 1994, the plan's assets consisted principally of investments in corporate equity securities and U.S. government and corporate debt securities.

     The components of the net pension credits and related weighted average assumptions are as follows (in thousands):

					                                        1994        1993        1992
                                    					  --------    --------    --------
Service cost -- benefits earned
 during the period                        $  4,240    $  5,505    $  4,739
Interest cost on projected
 benefit obligation                         13,573      15,654      14,745
Actual return on plan assets                  (136)    (41,636)    (15,461)
Net amortization and deferral              (22,802)     11,403      (9,789)
                                   					  ---------   ---------   ---------
Net pension credit                        $ (5,125)   $ (9,074)   $ (5,766)
		                                   			  =========   =========   =========

Discount rate                                7.50%       8.00%       8.50%
Expected long-term rate of return
 on plan assets                              9.50%       9.50%       8.25%
Anticipated composite rate of
 future increases in compensation            4.50%       5.50%       6.33%

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


2.  EMPLOYEE BENEFIT PLANS (continued)

Defined Benefit Pension Plan (continued)
----------------------------------------

     The funded status and amounts recognized in the consolidated balance sheets for the plan, as of December 31, are as follows (in thousands):

						                                                1994         1993
                                          						  -----------   -----------
Actuarial present value of benefit obligations
 Vested benefit obligation                        $ (156,856)   $ (207,186)
						                                            ===========   ===========
 Accumulated benefit obligation                   $ (166,839)   $ (231,695)
					                                          	  ===========   ===========

Projected benefit obligation                      $ (172,838)   $ (241,000)
Plan assets at fair value                            242,122       344,187
                                          						  -----------   -----------

Plan assets in excess of the projected benefit
 obligation                                           69,284       103,187
Unrecognized net gains                               (13,568)      (35,769)
Unrecognized prior service cost                        8,521         5,464
Unamortized portion of transition asset              (26,466)      (40,236)
                                          						  -----------   -----------
Prepaid pension cost                              $   37,771    $   32,646
						                                            ===========   ===========


     The projected benefit obligations as of December 31, 1994 and 1993 were determined using discount rates of 8.5 percent and 7.5 percent, respectively, and anticipated composite rates of future increases in compensation of 5.0 percent and 4.5 percent, respectively.

Defined Contribution Plans
--------------------------

      Sprint sponsors three defined contribution employee savings plans covering substantially all employees of the Company. Participants may contribute portions of their compensation to the plans. Contributions of participants represented by collective bargaining units are matched by the Company based upon defined amounts as negotiated by the respective parties. Contributions of participants not covered by collective bargaining agreements are also matched by the Company. For these participants, the Company provides matching contributions equal to 50 percent of participants' contributions up to 6 percent of their compensation and may, at the discretion of Sprint's Board of Directors, provide additional matching contributions based upon the performance of Sprint's common stock in comparison to other telecommunications companies. The Company's contributions to the plans aggregated $3,258,000, $3,278,000 and $2,195,000 in 1994, 1993 and 1992, respectively.

                           				       Carolina Telephone & Telegraph Company
							                                                    Form 10-K Part II


2.  EMPLOYEE BENEFIT PLANS (continued)

Postretirement Benefits
-----------------------

     Sprint sponsors postretirement benefits (principally health care benefits) arrangements covering substantially all employees of the Company. Employees who retired before specified dates are eligible for these benefits at reduced cost. Employees retiring after specified dates are eligible for these benefits on a shared cost basis. The Company funds the accrued costs as benefits are paid.

     Effective January 1, 1993, the Company changed its method of accounting for postretirement benefits by adopting SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As permitted by SFAS
No. 106, the Company elected to recognize the obligation for postretirement benefits already earned by its current retirees and active work force as of January 1, 1993 by amortizing such obligation on a straight-line basis over a period of twenty years. For regulatory purposes, the FCC permits recognition of net postretirement benefit costs, including amortization of the transition obligation, in accordance with SFAS No. 106. The Company is also recording postretirement benefits costs in accordance with SFAS No. 106 for state regulatory purposes, pending direction from the Commission in future rate-making procedures.

     During 1992, the cost of providing postretirement benefits to the Company's retirees was expensed as such costs were paid.

     The components of the net postretirement benefits costs are as follows (in thousands):

						                                               1994         1993
                                         						  -----------   -----------
Service cost -- benefits earned during the
 period                                           $    1,961    $    2,514
Interest on accumulated benefit obligation             7,574         9,599
Net amortization and deferral                            140             -
Amortization of transition obligation                  4,446         5,912
                                         						  -----------   -----------
Net postretirement benefits cost                  $   14,121    $   18,025
					                                         	  ===========   ===========


     For measurement purposes, weighted average annual health care cost trend rates of 12.0 percent and 13.0 percent were assumed for 1994 and 1993, respectively, gradually decreasing to 6.0 percent by 2001 and remaining constant thereafter. The effect of a 1.0 percent annual increase in the assumed trend rate would have increased the 1994 net postretirement benefits cost by approximately $3,623,000. The discount rates for 1994 and 1993 were
7.5 percent and 8.0 percent, respectively.

     In addition, the Company recognized postretirement benefits curtailment losses of $2,963,000 during 1993 as a result of merger and integration actions (see Note 8).

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


2.  EMPLOYEE BENEFIT PLANS (continued)

Postretirement Benefits (continued)
-----------------------------------

     The cost of providing postretirement benefits was $2,383,000 in 1992.

     The amounts recognized in the consolidated balance sheets as of December 31 are as follows (in thousands):

						                                               1994          1993
                                         					 	  ----------    ----------
Accumulated postretirement benefits obligation
 Retirees                                         $  54,571     $  52,590
 Active plan participants -- fully eligible          23,999        32,830
 Active plan participants -- other                   33,499        45,727
                                         				 		  ----------    ----------
						                                              112,069       131,147
Unrecognized net gains                               12,347         3,387
Unrecognized transition obligation                  (89,356)     (111,992)
				                                          		  ----------    ----------
Accrued postretirement benefits cost              $  35,060     $  22,542
						                                            ==========    ==========


     The accumulated benefits obligations as of December 31, 1994 and 1993 were determined using discount rates of 8.5 percent and 7.5 percent, respectively. An annual health care cost trend rate of 12.0 percent was assumed for 1995, gradually decreasing to 6.0 percent by 2001 and remaining constant thereafter. The effect of a 1.0 percent annual increase in the assumed health care cost trend rate would have increased the accumulated benefits obligation as of December 31, 1994 by approximately $13,682,000.

Postemployment Benefits
-----------------------

     Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Upon adoption, the Company recognized certain previously unrecorded obligations for benefits being provided to former or inactive employees and their dependents, after employment but before retire-ment. The resulting charge did not significantly impact the Company's 1994 net income. Such postemployment benefits offered by the Company include severance, disability and workers compensation benefits, including the continuation of other benefits such as health care and life insurance coverage.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


3.  INCOME TAXES

     The components of income tax expense are as follows (in thousands):

				                                   	   1994         1993         1992
                                   					----------   ----------   ----------
Current income tax expense
 Federal                                $  49,872    $  33,786   $  34,218
 State                                     11,240        7,746       8,242
				                                   	 ---------    ---------   ---------
				                                   	   61,112       41,532      42,460

Deferred income tax expense
 (benefit)
  Federal                                  (1,912)      (9,064)      1,797
   State                                      632       (1,591)      1,098
   Amortization of deferred ITC            (3,656)      (4,040)     (4,925)
	                                   				 ---------    ---------   ---------
				                                   	   (4,936)     (14,695)     (2,030)
			                                   		 ---------    ---------   ---------
Total income tax expense                $  56,176    $  26,837   $  40,430
					                                    =========    =========   =========


     In 1993, income tax benefits of $1,518,000 associated with the extra-ordinary losses incurred related to the early extinguishments of debt were reflected as reductions of such losses in the consolidated statements of income.

     On August 10, 1993, the Revenue Reconciliation Act of 1993 was enacted which, among other changes, raised the federal income tax rate for corporations to 35 percent from 34 percent, retroactive to January 1, 1993. Pursuant to SFAS No. 71, the resulting adjustments to the Company's deferred income tax assets and liabilities to reflect the revised rate have generally been reflected as reductions to the related regulatory liabilities.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


3.  INCOME TAXES (continued)

     The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent in 1994 and 1993 and 34 percent in 1992 are as follows (in thousands):

				                                   	   1994         1993         1992
                                   					---------    ---------    ---------
Federal income tax expense at the
 statutory rate                         $ 52,892      $ 26,713    $ 38,498
Less ITC included in income                3,656         4,040       4,925
	                                   				---------     ---------   ---------
Expected federal income tax expense
 after ITC                                49,236        22,673      33,573
Effect of
 State income tax, net of federal
  income tax effect                        7,717         4,001       6,164
 Differences required to be flowed
  through by regulatory commissions          506           543         673
 Reversal of rate differentials             (972)       (1,096)     (1,496)
 Other, net                                 (311)          716       1,516
	                                   				---------     ---------   ---------
 Income tax expense, including ITC      $ 56,176      $ 26,837    $ 40,430
	                                   				=========     =========   =========

 Effective income tax rate                37.2%         35.2%       35.7%


     Deferred income taxes are provided for the temporary differences between the carrying amounts of the Company's assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities as of December 31, 1994 and 1993 along with the income tax effect of each, are as follows (in thousands):

				                                  1994 Deferred           1993 Deferred
				                                    Income Tax              Income Tax
				                              ---------------------   ---------------------
				                               Assets   Liabilities    Assets   Liabilities
				                              --------  -----------   --------  -----------

Property, plant and equipment     $      -   $ 118,932   $       -    $ 122,697
Allowance for doubtful accounts        514           -         373            -
Expense accruals                     8,764           -      16,702            -
Deferred ITC                             -       3,134           -        6,790
Postretirement and other benefits   13,804           -       5,726            -
Prepaid pension costs                    -      15,937           -       13,907
                             			  --------   ---------    --------    ---------
Total                             $ 23,082   $ 138,003   $  22,801    $ 143,394
				                              ========   =========    ========    =========

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


4.  LONG-TERM DEBT

     Long-term debt as of December 31, excluding current maturities, is as follows (in thousands):

					                                          1994                 1993
                             				     -----------------------     ---------
						                               Weighted
						                                Average
						                               Interest
				                                   Amount         Rate          Amount
                            				     ----------    ----------     ----------
Debentures, maturities
  1996 - 2016                        $ 263,433        6.88%       $ 271,878

Other notes, maturities
  1996 - 1997                               77        7.04%             219

Unamortized debt discount               (2,774)                      (3,010)
                            				     ----------                   ----------
Long-term debt                       $ 260,736                    $ 269,087
				                                 ==========                   ==========

     Long-term debt maturities during each of the next five years are as follows (in thousands):

     Year         Amount
    ------       --------
     1995        $  8,579
     1996          12,663
     1997             841
     1998               6
     1999               -


     The bonds and notes are secured by substantially all of the Company's property, plant and equipment.

     As of December 31, 1994, the Company had lines of credit with banks totaling $60,000,000. At December 31, 1994, no amounts were borrowed against these lines of credit; however, $33,600,000 of the bank lines support commercial paper outstanding at year end. The weighted average interest rate on commercial paper was 4.59 percent and 3.24 percent in 1994 and 1993, reespectively. The bank lines, which are renewable in April 1995, provide for short-term borrowings at market rates of interest and require annual commitment fees based on the unused portion. Lines of credit, which support outstanding commercial paper, may be withdrawn by the banks if there is a material adverse change in the financial condition of Sprint or the Company.

     The Company is in compliance with all restrictive or financial covenants relating to its debt arrangements at December 31, 1994.

     During 1993, the Company redeemed or called for redemption prior to scheduled maturities $120,209,000 of debentures with interest rates ranging from 7.75 percent to 11.75 percent. Prepayment penalties incurred in

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


4.  LONG-TERM DEBT (continued)

connection with early extinguishment of debt and the write-off of related debt issuance costs, net of the related income tax benefits, are reflected as extraordinary losses in the consolidated statements of income.


5.  COMMITMENTS

     Gross rental expense aggregated $4,614,000 in 1994, $6,959,000 in 1993 and $6,145,000 in 1992. Minimum rental commitments as of December 31, 1994 for non-cancelable operating leases are not significant.

     The Company's planned capital expenditures for the year ending December 31, 1995 are approximately $141,507,000. Normal purchase commitments have been or will be made for these planned expenditures.


6.  REGULATORY ACCOUNTING

     Consistent with most local exchange carriers, the Company accounts for the economic effects of regulation pursuant to SFAS No. 71. The application of SFAS No. 71 requires accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation based on estimated useful lives prescribed by regulatory commissions rather than those that might be utilized by non-regulated enterprises. The Company currently believes its operations meet the criteria for the continued application of the provisions of SFAS No. 71. However, the Company operates in an evolving environment in which the regulatory framework is changing and the level of competition is increasing. Accordingly, the Company constantly monitors and evaluates the ongoing applicability of SFAS No. 71 by assessing the likelihood that prices which provide for the recovery of specific costs can continue to be charged to customers.

     The approximate amount of the Company's net regulatory assets at December 31, 1994 was between $25,000,000 and $100,000,000, consisting primarily of property, plant and equipment, partially offset by deferred tax liabilities. The estimate for property, plant and equipment was calculated based upon a projection of useful remaining lives which are affected by the development of competition, changes in regulation, and the expansion of broadband services to be offered to customers.


7.  RELATED PARTY TRANSACTIONS

     The Company purchases telecommunications equipment, construction and maintenance equipment, and materials and supplies from its affiliate, North Supply Company. Total purchases for 1994, 1993 and 1992 were $55,609,000, $47,401,000 and $45,272,000, respectively.

     Under an agreement with Sprint, the Company reimburses Sprint for data processing services, other data related costs and certain management costs which are incurred for the Company's benefit. A credit resulting from deferred income taxes on intercompany profits is also allocated by Sprint to affiliated companies. Total charges to the Company aggregated $52,119,000,

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


7.  RELATED PARTY TRANSACTIONS (continued)

$55,885,000 and $43,481,000 in 1994, 1993 and 1992, respectively, and the credit relating to deferred income taxes, $852,500 and $714,000 in 1993 and 1992, respectively. The credit related to deferred income taxes was eliminated in 1994. The Company enters into cash advance and borrowing transactions with Sprint; generally, interest on such transactions is computed based on the prior month's thirty-day average commercial paper index, as published in the Federal Reserve Statistical Release H.15, plus 45 basis points. Interest expense on such advances from Sprint was $19,800 and $402,000 in 1993 and 1992, respectively. There was no interest expense on such advances from Sprint in 1994. Interest income on such advances to Sprint was $7,200, $51,000 and $9,100 in 1994, 1993 and 1992, respectively.

     Sprint Publishing & Advertising, Inc., an affiliate, pays the Company a fee for the right to publish telephone directories in the Company's operating territory, a listing fee, and a fee for billing and collection services performed for Sprint Publishing & Advertising, Inc. by the Company. For 1994, 1993 and 1992, Sprint Publishing & Advertising, Inc. paid the Company a total of $21,607,000, $21,759,000 and $21,526,000, respectively. The Company paid
Sprint Publishing & Advertising, Inc. $1,667,000, $1,543,000 and $1,515,000
in 1994, 1993 and 1992, respectively, for its costs of publishing the white page portion of the directories.

     The Company provides various services to Sprint's long distance communications services division, such as network access, operator and billing and collection services, and the lease of network facilities. The Company received $20,558,000, $18,017,000 and $16,698,000 in 1994, 1993 and 1992,
respectively, for these services. The Company paid Sprint's long distance communications services division $15,532,000, $25,000,000 and $22,811,000 in 1994, 1993 and 1992, respectively, for interexchange telecommunications services.

     The Company provides services such as operator assistance, directory assistance, end user trouble report processing and payment processing for United Telephone-Southeast, Inc. (an affiliate) and United Telephone Company of the Carolinas (an affiliate). The Company recognized income of $3,175,000, $3,324,000 and $2,525,000 during 1994, 1993 and 1992, respectively.

     In 1994, SMAT was formed which provides services to the Company and four of its affiliates (United Telephone Company of the Carolinas, United Telephone-Southeast, Inc., Central Telephone Company of Virginia, and Central Telephone Company). Sprint Mid-Atlantic Telecom, Inc. is reimbursed by the Company and these four affiliates for certain salaries and other costs incurred by SMAT on behalf of the Company and these affiliates. Similarly, the Company is reimbursed by SMAT for certain costs incurred by Company on behalf of these affiliates. The reimbursements represent the cost of such items as determined by the Company and these affiliates. The reimbursements to SMAT by the Company totaled $48,420,000 in 1994.

     Certain directors and officers of the Company are also directors or officers of banks at which the Company conducts borrowings and related transactions. The terms are comparable with other banks at which the Company has similar transactions.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


8.  MERGER AND INTEGRATION COSTS

     Effective March 9, 1993, Sprint consummated its merger with Centel Corporation (Centel), a telecommunications company with local exchange and cellular/wireless communications services operations. Centel's local exchange telephone businesses operate in six states: Florida, North Carolina, Virginia, Illinois, Texas and Nevada. Pursuant to the Agreement and Plan of Merger dated May 27, 1992, Sprint issued 1.37 shares of its common stock in exchange for each outstanding share of Centel common stock. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges to Sprint during 1993. The portion of such charges attributable to the Company was $46,382,000, which reduced 1993 net income by approximately $27,765,000.


9.  ADDITIONAL FINANCIAL INFORMATION

Major Customer Information
--------------------------

     Operating revenues from AT&T Corporation resulting primarily from network access, billing and collection services, and the lease of network facilities aggregated approximately $109,074,000, $105,225,000 and $101,418,000 for 1994,
1993 and 1992, respectively.

     The Company's customer and other accounts receivable are not subject to significant concentration of credit risk due to the large number of customers in the Company's customer base.

     The principal industries in the Company's service area include agri-culture, textiles, pulp and paper manufacturing, chemicals, fertilizer, and tourism. Military installations, including Fort Bragg, Camp Lejeune, Cherry Point Marine Corps Air Station, the U.S. Coast Guard Base in Elizabeth City, and Pope Air Force Base contribute significantly to the economy of the area.

Financial Instruments Information
---------------------------------

     The Company estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. Accordingly, the estimates presented herein are not necessarily indicative of the values the Company could realize in a current market exchange. Although management is not aware of any factors that would affect the estimated fair value amounts presented as of December 31, 1994, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, estimates of fair value subsequent to that date may differ significantly from the amounts presented herein.

     The Company's financial instruments primarily consist of long-term debt, including current maturities, with carrying amounts as of December 31, 1994 and 1993 of $269,315,000 and $269,655,000, respectively, and estimated fair values of $248,259,000 and $288,871,000, respectively. The fair values are

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


9.  ADDITIONAL FINANCIAL INFORMATION (continued)

Financial Instruments Information (continued)
---------------------------------------------

estimated based on quoted market prices for publicly-traded issues, and based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved for all other issues.

     The carrying values of the Company's other financial instruments (principally short-term borrowings) approximate fair value as of December 31, 1994 and 1993.

     The Company has not invested in derivative financial instruments.

Supplemental Cash Flows Information
-----------------------------------

     The supplemental disclosures required for the consolidated statements of cash flows for the years ended December 31, are as follows (in thousands):

					                                          1994      1993       1992
                                   					     -------   -------    -------
Cash paid for
   Interest, net of amounts capitalized      $21,967   $20,395    $22,884
   Income taxes                               57,189    42,051     44,884


10.  SUPPLEMENTAL QUARTERLY INFORMATION - UNAUDITED
     (in thousands)

					                                   1994 Quarters Ended
			                      --------------------------------------------------
			                      March 31    June 30    September 30    December 31
                     		  --------    -------    ------------    -----------
Operating revenues      $ 168,588  $ 181,210       $ 184,998      $ 182,658
Operating income           25,615     33,311          30,771         27,029
Net income                 20,570     28,210          24,564         21,600

					                                   1993 Quarters Ended
                     			  --------------------------------------------------
	                     		  March 31    June 30    September 30    December 31
                     			  --------    -------    ------------    -----------
Operating revenues      $ 152,282  $ 159,756       $ 163,536      $ 162,967
Operating income (loss)    (1,869)    23,895          28,038         20,684
Income (loss) before
 extraordinary item        (7,464)    18,436          23,147         15,367
Net income (loss)          (7,464)    17,070          22,195         15,367


     During 1993, Sprint consummated its merger with Centel. The transaction costs associated with the merger and the expenses of integrating and restructuring the operations of the two companies resulted in nonrecurring charges to Sprint. The portion of such charges attributable to the Company was $41,700,000 and $4,682,000 in the first and fourth quarters of 1993,

                           				       Carolina Telephone & Telegraph Company
						                                             Form 10-K Parts II/III/IV


10.  SUPPLEMENTAL QUARTERLY INFORMATION - UNAUDITED (continued)

respectively, which reduced net income by approximately $25,346,000 and $2,419,000, respectively.

     The Company recorded additional depreciation expense of approximately $9,250,000 during the fourth quarter of 1994 as a result of nonrecurring charges to depreciation expense granted by the Commission. The effect of this adjustment on 1994 fourth quarter net income was $5,652,000.


Item 9.   Changes in and Disagreements with Accountants on Accounting and
        	 Financial Disclosure

       	  None

Item 10.  Directors and Executive Officers of the Registrant

      	   Omitted under the provisions of General Instruction J.

Item 11.  Executive Compensation

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

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)  1. The consolidated financial statements of the Company filed as
        	 part of this report are listed in the Index to Consolidated Financial Statements on page 11.

       2. The consolidated financial statement schedule of the Company filed as part of this report are listed in the index to Consolidated Financial Statement Schedules on page 32.

  (b)     The Registrant was not required to file a report on Form 8-K
	         during the last quarter of 1994.

  (c)     The exhibits filed as part of this report are listed in the
        	 Index to Exhibits on pages 34 - 36.

                           				       Carolina Telephone & Telegraph Company
							                                                    Form 10-K Part IV


                   CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	            INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
			                             (ITEM 14(a)2.)


                                                               									Page
For each of the three years in the period ended December 31, 1994:    Reference
------------------------------------------------------------------    ---------

Schedule VIII  - Valuation and Qualifying Accounts - Consolidated     Page 33









































All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

                           				       Carolina Telephone & Telegraph Company
							                                                    Form 10-K Part IV


      SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS - CONSOLIDATED

              		Years Ended December 31, 1994, 1993 and 1992

                      			       (In Thousands)


                                                							   Deductions
							                                                    Accounts
		                           		   Balance at  Additions   charged off   Balance
				                              beginning   Charged to     net of       end
				                               of year     expense    collections   of year
                           				   ----------  ----------  -----------   -------
Year ended December 31, 1994
----------------------------
Deducted from assets:
Allowance for uncollectible
   accounts                           $1,895      $2,371      $2,524     $1,742

Year ended December 31, 1993
----------------------------
Deducted from assets:
Allowance for uncollectible
    accounts                          $1,415      $1,965      $1,485     $1,895

Year ended December 31, 1992
----------------------------
Deducted from assets:
Allowance for uncollectible
   accounts                           $1,319      $1,613      $1,517     $1,415

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part IV


                          				INDEX TO EXHIBITS
				                              ITEM 14(c)

Exhibit No.
     3 Articles of incorporation and by-laws (filed as Exhibit 3 to 1980 Annual Report Form 10-K and incorporated herein by reference).

     4 Instruments defining the rights of security holders, including indentures, contained in documents previously filed with the
	          Securities and Exchange Commission are incorporated herein by reference.

     	    4(A)  Indenture dated as of February 1, 1963, from the Company to
		              Bankers Trust Company, Trustee (See Current Report Form 8-K
		              for February 1963, Exhibit 4-F).

     	    4(B)  Indenture dated as of March 1, 1965, from the Company to
		              Bankers Trust Company, Trustee (See Current Report Form 8-K
		              for February 1965, Exhibit A).

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

     	    4(M)  Indenture dated as of August 1, 1969, from the Company to
		              Bankers Trust Company (See Registration No. 2-34018, Exhibit
		              4-A).

          4(N)  Indenture dated as of October 1, 1971, from the Company to
		              Bankers Trust Company (See Registration No. 2-41721, Exhibit
		              2-A).

     	    4(O)  Indenture dated as of November 1, 1973, from the Company to
		              Bankers Trust Company (See Registration No. 2-49251,
		              Exhibit 2-A).

     	    4(P)  Indenture dated as of May 1, 1978, from the Company to
		              Bankers Trust Company (See Registration No. 2-61151,
            		  Exhibit 2-A).

     	    4(Q)  Indenture dated as of October 26, 1978, from the Company to
		              Bankers Trust Company (See Administrative Proceeding File
		              No. 3-5541, Exhibit 5).

     	    4(R)  Indenture dated as of December 27, 1979 from the Company to
		              Bankers Trust Company (See the Company's Application, File
		              Nos. 2-34018, 2-38292, 2-41721, 2-49251, and 2-61151,
		              Exhibit 5).

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part IV


                   			INDEX TO EXHIBITS (CONTINUED)
				                           ITEM 14(c)

Exhibit No.
          4(S)  Indenture dated as of May 15, 1986 from the Company to
		              Bankers Trust Company (See Amendment No. 1 to Registration
		              No. 33-5350, Exhibit 4-A).

     	    4(T)  Indenture dated as of December 1, 1992 from the Company to
		              Bankers Trust Company (See Registration No. 33-54936,
            		  Exhibit 4).

     	    4(U)  Indenture dated as of August 15, 1993 from the Company to
		              Bankers Trust Company (See Registration No. 33-64476,
            		  Exhibit 4).

  10 Incentive Compensation Plan (filed as Exhibit 10(c) (vi) to United Telecommunications, Inc., Registration Statement No. 2-72988 and
     	   incorporated herein by reference).

  12     Computation of Ratio of Earnings to Fixed Charges.

  23     Consent of Ernst & Young LLP.

  27     Financial Data Schedule.

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

                                   				CAROLINA TELEPHONE & TELEGRAPH COMPANY

Date:  March 17, 1995       By  s/F. E. Westmeyer
       --------------           ----------------------------------------
                           		   F. E. Westmeyer, Vice President-Finance



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     Date                               Signature and Title

March 17, 1995                  s/ W. E. McDonald
--------------                  ----------------------------------------
                             			W. E. McDonald, President, Director
                                   and Chief Executive Officer


March 17, 1995                  s/ F. E. Westmeyer
--------------                  ----------------------------------------
                            				F. E. Westmeyer, Vice President-Finance


March 17, 1995                  s/ T. J. Geller
--------------                  ----------------------------------------
                             			T. J. Geller, Controller


March 17, 1995                  s/ F. J. Boling, Jr.
--------------                  ----------------------------------------
                             			F. J. Boling, Jr., Director


March 17, 1995                  s/ T. G. Crewe, Jr.
--------------                  ----------------------------------------
                            				T. G. Crewe, Jr., Director


March 17, 1995                  s/ N. B. DeFriece
--------------                  ----------------------------------------
                            				N. B. DeFriece, Director

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part IV

                    			    SIGNATURES (CONTINUED)


     Date                               Signature and Title


March 17, 1995                  s/C. D. Evans
--------------                  ----------------------------------------
                            				C. D. Evans, Director


March 17, 1995                  s/J. A. Hackney, III
--------------                  ----------------------------------------
                            				J. A. Hackney, III, Director


March 17, 1995                  s/ W. P. Hendricks
--------------                  ----------------------------------------
                             			W. P. Hendricks, Director


March 17, 1995                  s/ J. W. Jones, Jr.
--------------                  ----------------------------------------
                            				J. W. Jones, Jr., Director


March 17, 1995                  s/ J. A. Laughery
--------------                  ----------------------------------------
                            				J. A. Laughery, Director


March 17, 1995                  s/ G. W. Little
--------------                  ----------------------------------------
	                            			G. W. Little, Director


March 17, 1995                  s/ B. R. McCain
--------------                  ----------------------------------------
                            				B. R. McCain, Director


March 17, 1995                  s/ J. M. Mead
--------------                  ----------------------------------------
                            				J. M. Mead, Director


March 17, 1995                  s/ M. K. Norris
--------------                  ----------------------------------------
                            				M. K. Norris, Director


March 17, 1995                  s/ D. W. Peterson
--------------                  ----------------------------------------
                            				D. W. Peterson, Director

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part IV

                    			    SIGNATURES (CONTINUED)


     Date                               Signature and Title


March 17, 1995                  s/ J. J. Powell
--------------                  ----------------------------------------
                            				J. J. Powell, Director


March 17, 1995                  s/ D. L. Ward, Jr.
--------------                  ----------------------------------------
                             			D. L. Ward, Jr., Director