Form 10-Q
period 1995-03-31
CAROLINA TELEPHONE & TELEGRAPH CO
filed 1995-05-15
CIK 275177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			                    WASHINGTON, D. C.  20549
				                           FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1995
 		                            	-------------------------------------------
				                             OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
	                      	       --------------------    --------------------

Commission file number:                       1-6469
                     			---------------------------------------------------

           		  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
- - - - - - ---------------------------------------------------------------------------
       	(Exact name of registrant as specified in its charter)


   	     North Carolina                               56-0931189
- - - - - - ---------------------------------        ----------------------------------
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                Identification No.)


 14111 Capital Boulevard, Wake Forest, North Carolina           27587
- - - - - - ---------------------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)


                         			     919-554-7900
- - - - - - ---------------------------------------------------------------------------
           Registrant's telephone number, including area code)


- - - - - - ---------------------------------------------------------------------------
       	(Former name, former address and former fiscal year, if
	        changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              						   Yes   X     No
						                                                     -----      -----

There are 3,626,510 shares of common stock, par value $20, outstanding as of March 31, 1995 and as of the date of filing of this report.

		                CAROLINA TELEPHONE AND TELEGRAPH COMPANY
				                               INDEX


                                                  							       Page Reference
							                                                         --------------
Part I.  Financial Information

       	 Item 1.  Consolidated Financial Statements

               		 Consolidated Balance Sheets                   Pages 2 - 3

                	 Consolidated Statements of Income             Page 4

               		 Consolidated Statements of Cash Flows         Page 5

               		 Condensed Notes to Consolidated
                	   Financial Statements                        Page 6

     	   Item 2.  Management's Discussion and Analysis
		                  of Financial Condition and Results
		                  of Operations                               Pages 7 - 9


Part II. Other Information

         Item 1.  Legal Proceedings                             Page 10

       	 Item 2.  Changes in Securities                         Page 10

         Item 3.  Defaults Upon Senior Securities               Page 10

       	 Item 4.  Submission of Matters to a Vote of
                 		 Security Holders                            Page 10

       	 Item 5.  Other Information                             Page 10

       	 Item 6.  Exhibits and Reports on Form 8-K              Page 10

Signatures                                                      Page 11

Exhibit 12

Exhibit 27

                                                 							    Form 10-Q Part I.
								                                                              Item 1.

		                CAROLINA TELEPHONE AND TELEGRAPH COMPANY
			                     CONSOLIDATED BALANCE SHEETS
	                         			 (In Thousands)


                                   					      March 31,      December 31,
					                                          	1995             1994
					                                        -----------     ------------
					                                        (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                       $       21      $       16
  Receivables, net of allowance for
    doubtful accounts of $2,397
    ($1,775 in 1994):
      Customers and other                        74,359          83,597
      Interexchange carriers                     27,150          24,488
      Affiliated companies                        6,901           5,971
  Inventories                                    11,658          12,490
  Prepaid expenses and other                      4,866           4,073
                                   					      ---------       ---------
				                                          		124,955         130,635





PROPERTY, PLANT AND EQUIPMENT
  Land and buildings                            133,343         132,610
  Telephone network equipment and outside
    plant                                     1,489,130       1,454,632
  Other                                          89,460          86,520
  Construction in progress                       31,594          28,162
					                                         ---------       ---------
					                                         1,743,527       1,701,924
  Less accumulated depreciation                 791,677         766,173
					                                         ---------       ---------
			                                          			951,850         935,751





DEFERRED CHARGES AND OTHER ASSETS                75,223          72,136
                                    				      ---------       ---------




					                                        $1,152,028      $1,138,522
					                                         =========       =========



See Accompanying Condensed Notes to Consolidated Financial Statements.

                                                 							    Form 10-Q Part I.
                                                        								      Item 1.

       		         CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                 CONSOLIDATED BALANCE SHEETS (continued)
	                          			 (In Thousands)


                                     			      March 31,      December 31,
			                                          			1995             1994
					                                        -----------     ------------
					                                        (Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Outstanding checks in excess of cash
    balances                                 $    2,832      $    1,347
  Short-term borrowings:
    Commercial paper                             36,800          33,600
    Advances from parent company                  1,048           2,810
  Current maturities of long-term debt           12,547           8,579
  Accounts payable:
    Vendor and other                             27,490          19,742
    Interexchange carriers                       29,217          24,909
    Affiliated companies                         12,409          15,855
  Accrued taxes                                  30,632          18,396
  Advance billings and customer deposits         18,368          19,853
  Accrued vacation pay                            9,472           8,862
  Other                                          18,939          20,337
                                   					      ---------       ---------
			                                          			199,754         174,290

LONG-TERM DEBT                                  248,779         260,736

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                         106,485         110,489
  Deferred investment tax credits                 2,588           3,134
  Postretirement and other benefit
    obligations                                  39,876          36,539
  Regulatory liability                           26,320          26,772
  Other                                          14,523          12,520
					                                         ---------       ---------
			                                           		189,792         189,454

COMMON STOCK AND OTHER STOCKHOLDER'S EQUITY
  Common stock, par value $20 per share,
    authorized-5,000,000 shares, issued
    and outstanding-3,626,510 shares             72,530          72,530
  Capital in excess of par value                 71,991          71,991
  Retained earnings                             369,182         369,521
                                   					      ---------       ---------
		                                          				513,703         514,042
					                                         ---------       ---------

                                   					     $1,152,028      $1,138,522
					                                         =========       =========


See Accompanying Condensed Notes to Consolidated Financial Statements.

                                                  						    Form 10-Q Part I.
								                                                              Item 1.

		                CAROLINA TELEPHONE AND TELEGRAPH COMPANY
            		       CONSOLIDATED STATEMENTS OF INCOME
 	                        			 (In Thousands)


                             				      Three Months Ended March 31,
			                                     	 1995              1994
			                                      ------            ------
					                                           (Unaudited)
OPERATING REVENUES
Local service                        $   71,510        $   67,104
Network access service                   51,756            48,730
Long distance service                    24,796            26,772
Other                                    34,909            25,982
				                                   --------          --------
			                                   		182,971           168,588

OPERATING EXPENSES
Plant expense                            54,961            51,388
Depreciation                             32,170            29,907
Customer operations                      26,516            23,153
Corporate operations                     16,737            17,368
Other                                     7,488             4,836
Taxes:
  Federal income:
    Current                              14,961            11,123
    Deferred                             (3,590)             (642)
    Deferred investment tax credits        (546)             (945)
  State, local and miscellaneous          7,398             6,785
				                                   --------          --------
		                                   			156,095           142,973

OPERATING INCOME                         26,876            25,615


Interest expense
  Short-term borrowings and
    long-term debt                        4,838             5,026
  Other                                     488               265
				                                   --------          --------
			                                   		  5,326             5,291

Other income
  Interest charged to construction           54                37
  Other, net                                180               209
				                                   --------          --------
					                                       234               246
                            				       --------          --------

NET INCOME                           $   21,784        $   20,570
				                                   ========          ========




See Accompanying Condensed Notes to Consolidated Financial Statements.

                                                 							    Form 10-Q Part I.
								                                                              Item 1.

		                CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                  CONSOLIDATED STATEMENTS OF CASH FLOWS
		                          		 (In Thousands)


                                         						    Three Months Ended
						                                                 March 31,
						                                            1995            1994
					                                           --------        --------
						                                                 (Unaudited)
OPERATING ACTIVITIES
Net income                                    $  21,784       $  20,570
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                 32,170          29,907
    Deferred income taxes and investment
      tax credits                                (4,813)         (1,284)
    Changes in operating assets and
      liabilities:
        Receivables, net                          5,646          (2,158)
       	Inventories and other current assets         39           1,052
       	Accounts payable, accrued expenses
	         and other current liabilities          20,058          18,561
	       Noncurrent assets and liabilities, net    4,009             831
    Other, net                                      197             101
				                                   	       ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES        79,090          67,580

INVESTING ACTIVITIES
Capital expenditures                            (47,501)        (43,231)
Other, net                                       (2,851)         (1,917)
					                                          ---------       ---------
NET CASH USED BY INVESTING ACTIVITIES           (50,352)        (45,148)

FINANCING ACTIVITIES
Retirements of long-term debt                    (8,048)            (51)
Net increase (decrease) in short-term
  borrowings                                      1,438         (16,361)
Dividends paid                                  (22,123)         (5,985)
Other, net                                            -             (41)
                                    				       ---------       ---------
NET CASH USED BY FINANCING ACTIVITIES           (28,733)        (22,438)

INCREASE (DECREASE) IN CASH                           5              (6)

CASH AT BEGINNING OF YEAR                            16              20
                                   					       ---------       ---------

CASH AT END OF YEAR                           $      21       $      14
                                    				       =========       =========





See Accompanying Condensed Notes to Consolidated Financial Statements.

                                                 							    Form 10-Q Part I.
								                                                              Item 1.

		                CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	                            			 (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The information contained in this Form 10-Q for the three-month interim periods ended March 31, 1995 and 1994 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1995.

Basis of Presentation
- - - - - - ---------------------
     The accompanying consolidated financial statements include the accounts of Carolina Telephone and Telegraph Company and its wholly-owned subsidiary, Carolina Telephone Long Distance, Inc., collectively referred to as the "Company." All significant intercompany transactions have been eliminated.

     Certain amounts previously reported for prior periods have been reclassified to conform to the current period presentation in the accompanying consolidated financial statements. Such reclassifications had no effect on the results of operations or stockholder's equity as previously reported.

Earnings Per Share
- - - - - - ------------------
     Earnings per share information has been omitted because the Company is a wholly-owned subsidiary of Sprint Corporation.


2.  SUPPLEMENTAL CASH FLOW INFORMATION

     The supplemental disclosures for the consolidated statements of cash flows for the three months ended March 31 are as follows (in thousands):

                                           					   1995          1994
					                                          	  ------        ------
Cash paid for
   Interest, net of amounts capitalized          $ 4,037       $ 5,187
   Income taxes                                    1,697           400

                                                  						    Form 10-Q Part I.
								                                                              Item 2.

        		         CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		                   CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- - - - - - ---------------------
     Local service revenues increased $4.4 million or 6.6 percent for the three-month period ended March 31, 1995 compared to the same period in 1994. Basic area service revenues contributed $3.0 million to this increase, primarily attributable to a 4.7 percent growth in access lines. For the same period, custom calling features added $1.3 million as a result of marketing promotions.

     Network access service revenues increased $3.0 million or 6.2 percent for the three-month period ended March 31, 1995 compared to the same period in 1994. The increase was primarily due to an 8.8 percent growth in interstate access minutes and a 12.1 percent growth in intrastate access minutes. These increases were partially offset by rate reductions which went into effect July 1, 1994.

     Long distance service revenues decreased $2.0 million or 7.4 percent for the three-month period ended March 31, 1995 compared to the same period in 1994. Carolina Telephone Long Distance, Inc. experienced a 19.9 percent decrease in access lines due to aggressive advertising campaigns of its competitors.

     Other revenues increased $8.9 million or 34.4 percent for the three-month period ended March 31, 1995 compared to the same period in 1994. The equipment sales and installation revenue increased $3.5 million. North Carolina Utility Services (NCUS), a non-regulated line of business specializing in locating underground utility lines, contributed $3.3 million. The increase in NCUS revenues reflects an expansion of the service area and an increase in the customer base in existing service areas, as well as revenues attributable to Drop Administration Placement, a new line of business of NCUS specializing in administering the placement of buried service wires. The Company began providing operator services for two of its affiliates, Central Telephone Company of Virginia and Central Telephone Company - North Carolina Division, which also contributed to the increased revenues.

     Plant expense increased $3.6 million or 7.0 percent for the three-month period ended March 31, 1995 compared to the same period in 1994. Generic software expense increased due to upgrades of digital switches to provide enhanced services. The remainder of the increase was due to several individually insignificant expenses associated with repairs and rearrangements/changes including an accounting change for pole rentals and an increase in contractor utilization.

                                                 							    Form 10-Q Part I.
                                                         							      Item 2.

		                CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	            	CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)
- - - - - - ---------------------------------
     Customer operations expense increased $3.4 million or 14.5 percent for the three-month period ended March 31, 1995 compared to the same period in 1994. North Carolina Utility Services expenses increased $2.5 million due to the expansion of its customer base and its new line of business, Drop Administration Placement. Product management and sales expenses increased as the Company continues to intensify its efforts to achieve an increased market share and gain knowledge of its customer expectations.

     Other operating expenses increased $2.7 million or 54.8 percent for the three-month period ended March 31, 1995 compared to the same period in 1994. This fluctuation was primarily due to a $2.6 million increase in cost of equipment sales, generally correlating with the overall trend in equipment sales.

Liquidity and Capital Resources
- - - - - - -------------------------------
     Cash flows from operating activities are the Company's primary source of liquidity. Net cash provided by operating activities increased $11.5 million for the three-month period ended March 31, 1995 compared to the same period in 1994. The increase was attributable to a decrease in receivables and an increase in accrued expenses and other current liabilities.

     Net cash used by investing activities increased $5.2 million for the three-month period ended March 31, 1995 compared to the same period in 1994. This increase was impacted by a $4.3 million increase in telecommunications plant additions, as well as increases in non-regulated investment additions. The Company's planned construction expenditures for 1995 are $141.5 million.

     Net cash used by financing activities increased $6.3 million for the three-month period ended March 31, 1995 compared to the same period in 1994 primarily due to an increase in dividend payments and an increase in retirements of long-term debt, partially offset by an increase in short-term borrowings.

     As of March 31, 1995, the Company had a total of $60 million in one-year bank commitments. The bank lines provide for short-term borrowings at market rates of interest and require annual commitment fees based on the unused portion. Such lines of credit, which support commercial paper, may be withdrawn by the banks if there is a material adverse change in the financial condition of Sprint of the Company. As of March 31, 1995, no amounts were borrowed against this credit facility; however, $36.8 million of the bank lines supported commercial paper outstanding at March 31, 1995.

     The Company is also authorized to issue and sell an additional $75 million in debentures. The debentures must be due within thirty years of the date of issue and cannot exceed an interest rate of 7.25 percent.

                                                 							    Form 10-Q Part I.
								                                                              Item 2.

		                CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	             CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
- - - - - - -------------------------------------------
     The Company's ratio of common equity to total capital was 63.2 percent at March 31, 1995 and 62.7 percent at December 31, 1994. The Company's ratio of long-term debt to total capital was 32.1 percent at March 31, 1995 and
32.9 percent at December 31, 1994.

Accounting Developments
- - - - - - -----------------------
     Consistent with most local exchange carriers, the Company accounts for the economic effects of regulation pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation based on estimated useful lives prescribed by regulatory commissions rather than those that might be utilized by non-regulated enterprises. The Company currently believes its operations meet the criteria for the continued application of the provisions of SFAS No. 71. However, the Company operates in an evolving environment in which the regulatory framework is changing and the level and types of competition are increasing. Accordingly, the Company constantly monitors and evaluates the ongoing applicability of SFAS No. 71 by assessing the likelihood that prices which provide for the recovery of specific costs can continue to be charged to customers.

     In the event the Company determines that its operations no longer qualify for the application of the provisions of SFAS No. 71, the Company will eliminate from its financial statements the effect of any actions of regulators that had previously been recognized as assets and liabilities.
The resulting material noncash charge would be recorded as an extraordinary item.

                                                 							    Form 10-Q Part II.

                   CAROLINA TELEPHONE AND TELEGRAPH COMPANY
			                           OTHER INFORMATION


Item 1.  Legal Proceedings

       	 There were no reportable events during the quarter ended
	        March 31, 1995.

Item 2.  Changes in Securities

         Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

       	 Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

         Omitted under the provisions of General Instruction H.

Item 5.  Other Information

       	 The Company's ratios of earnings to fixed charges were 7.00
	        and 6.32 for the three months ended March 31, 1995, and 1994, respectively. These ratios have been computed by dividing
	        fixed charges into the sum of (a) net income less capitalized interest included in income, (b) income taxes and (c) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses) and the interest factor of operating rents.

Item 6.  Exhibits and Reports on Form 8-K

       	 (a)  The following exhibits are filed as part of this report:

       	      (12) Computation of ratios of earnings to fixed charges.

       	      (27) Financial data schedule.

       	 (b)  No reports on Form 8-K were filed during the quarter
	             ended March 31, 1995.

                                                 							    Form 10-Q Part II.


		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                          				   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             			    Carolina Telephone and Telegraph Company
			                                 ----------------------------------------
			                                             	  Registrant



Date  05-15-95                  By              s/F. E. Westmeyer
      --------                      ----------------------------------------
                             			    F. E. Westmeyer, Vice President-Finance
			                                    	 (Principal Financial Officer)


Date  05-15-95                  By              s/T. J. Geller
      --------                      ----------------------------------------
                                    				    T. J. Geller, Controller
			                                    	 (Principal Accounting Officer)