Form 10-Q
period 1995-06-30
CAROLINA TELEPHONE & TELEGRAPH CO
filed 1995-08-14
CIK 275177

       		     UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     			  WASHINGTON, D. C.  20549

                         							 FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1995
	                   				       ---------------------------------------------

                        								   OR

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                   					       --------------------    ---------------------

Commission file number:                         1-6469
                     			----------------------------------------------------

         			     CAROLINA TELEPHONE AND TELEGRAPH COMPANY
----------------------------------------------------------------------------
        		(Exact name of registrant as specified in its charter)

      	   North Carolina                              56-0931189
-------------------------------------   ------------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)

   14111 Capital Boulevard, Wake Forest, North Carolina          27587
----------------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)

                         					 919-554-7900
----------------------------------------------------------------------------
		        (Registrant's telephone number, including area code)


----------------------------------------------------------------------------
	     (Former name, former address and former fiscal year, if
	      changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              									 Yes   X     No
												                                                -----      -----

There are 3,626,510 shares of common stock, par value $20, outstanding as of June 30, 1995 and as of the date of filing of this report.

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

Exhibit 12

Exhibit 27

                                           													    Form 10-Q Part I.
															                                                       Item 1.

           			      CAROLINA TELEPHONE AND TELEGRAPH COMPANY
					                    CONSOLIDATED BALANCE SHEETS
				                         			(In Thousands)


                                									      June 30,      December 31,
											                                      1995            1994
									                                   	-----------     ------------
							                                   			(Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                       $       21      $       16
  Receivables, net of allowance for
    doubtful accounts of $2,421
    ($1,775 in 1994):
      Customers and other                        76,634          83,597
      Interexchange carriers                     27,833          24,488
      Affiliated companies                        6,003           5,971
  Inventories                                     9,792          12,490
  Prepaid expenses and other                      4,788           4,073
                               									      ---------       ---------
											                                     125,071         130,635





PROPERTY, PLANT AND EQUIPMENT
  Land and buildings                            134,650         132,610
  Telephone network equipment and outside
    plant                                     1,509,500       1,454,632
  Other                                          92,993          86,520
  Construction in progress                       41,825          28,162
					                                   					 ---------       ---------
									                                   	 1,778,968       1,701,924
  Less accumulated depreciation                 815,866         766,173
										                                    ---------       ---------
					                                     						963,102         935,751





DEFERRED CHARGES AND OTHER ASSETS                79,063          72,136
					                                   					 ---------       ---------




					                                			     $1,167,236      $1,138,522
                                   										 =========       =========



See Accompanying Condensed Notes to Consolidated Financial Statements.

                                           													    Form 10-Q Part I.
															                                                       Item 1.

				                CAROLINA TELEPHONE AND TELEGRAPH COMPANY
				                 CONSOLIDATED BALANCE SHEETS (continued)
							                         (In Thousands)


                                 									      June 30,      December 31,
									                                       		1995            1994
 									                                    ----------     ------------
						                                   			 (Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Outstanding checks in excess of cash
    balances                                 $      759      $    1,347
  Short-term borrowings:
    Commercial paper                             60,000          33,600
    Notes payable to banks                       19,500               -
    Advances from parent company                      -           2,810
  Current maturities of long-term debt           12,696           8,579
  Accounts payable:
    Vendors and other                            21,049          19,742
    Interexchange carriers                       29,568          24,909
    Affiliated companies                         14,181          15,855
  Accrued taxes                                  10,294          18,396
  Advance billings and customer deposits         18,355          19,853
  Accrued vacation pay                            9,791           8,862
  Other                                          20,082          20,337
                               									      ---------       ---------
											                                     216,275         174,290

LONG-TERM DEBT                                  248,227         260,736

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                         106,748         110,489
  Deferred investment tax credits                 2,024           3,134
  Postretirement and other benefit
    obligations                                  43,209          36,539
  Other                                          42,372          39,292
					                                   					 ---------       ---------
										                                     	194,353         189,454

COMMON STOCK AND OTHER STOCKHOLDER'S EQUITY
  Common stock, par value $20 per share,
    authorized-5,000,000 shares, issued
    and outstanding-3,626,510 shares             72,530          72,530
  Capital in excess of par value                 71,991          71,991
  Retained earnings                             363,860         369,521
                               									      ---------       ---------
							                                     				508,381         514,042
								                                   		 ---------       ---------

                               									     $1,167,236      $1,138,522
								                                   		 =========       =========


See Accompanying Condensed Notes to Consolidated Financial Statements.

                                           													    Form 10-Q Part I.
															                                                       Item 1.

   			              CAROLINA TELEPHONE AND TELEGRAPH COMPANY
				                   CONSOLIDATED STATEMENTS OF INCOME
							                         (In Thousands)


                         						 Three Months Ended       Six Months Ended
						                             		June 30,                June 30,
						                         ------------------       -----------------
							                          1995       1994        1995        1994
							                          ----       ----        ----        ----
							                             (Unaudited)            (Unaudited)

OPERATING REVENUES
Local service                 $ 74,511   $ 68,885    $146,021    $135,989
Network access service          53,299     51,513     105,055     100,243
Long distance service           25,166     29,343      50,310      56,253
Other                           39,553     31,469      74,114      57,313
                   					      --------   --------    --------    --------
						                         192,529    181,210     375,500     349,798
OPERATING EXPENSES
Plant expense                   52,837     47,994     107,798      99,382
Depreciation                    33,130     30,426      65,300      60,333
Customer operations             29,869     23,226      56,385      46,379
Corporate operations            17,353     17,114      34,090      34,482
Other                            8,878      7,873      16,366      12,709
Taxes:
  Federal income:
    Current                     12,931     15,199      27,892      26,322
    Deferred                      (136)      (822)     (3,726)     (1,464)
    Deferred investment tax
      credits                     (564)      (885)     (1,110)     (1,830)
  State, local and
    miscellaneous                7,741      7,774      15,139      14,559
					                         --------   --------    --------    --------
						                         162,039    147,899     318,134     290,872
                      					   --------   --------    --------    --------

OPERATING INCOME                30,490     33,311      57,366      58,926

Interest Expense
Short-term borrowings and
  long-term debt                 5,172      5,023      10,010      10,049
Other                              857        328       1,345         593
                   					      --------   --------    --------    --------
 					                        		 6,029      5,351      11,355      10,642
Other Income
Interest charged to
    construction                    61         34         115          71
Other, net                         184        216         364         425
                              --------   --------    --------    --------
							                            245        250         479         496
						                        --------   --------    --------    --------
NET INCOME                    $ 24,706   $ 28,210    $ 46,490    $ 48,780
						                        ========   ========    ========    ========

See Accompanying Condensed Notes to Consolidated Financial Statements.

                                           													    Form 10-Q Part I.
															                                                       Item 1.

			                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
				                 CONSOLIDATED STATEMENTS OF CASH FLOWS
							                         (In Thousands)


 											                                       Six Months Ended
											                                          	 June 30,
	                                   									---------------------------
											                                     1995              1994
							                                   			---------         ---------
                                          												(Unaudited)
OPERATING ACTIVITIES
Net income                                    $  46,490       $  48,780
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                 65,300          60,333
    Deferred income taxes and investment
      tax credits                                (5,308)         (3,073)
    Changes in operating assets and
      liabilities:
	       Receivables, net                          3,586         (12,495)
	       Inventories and other current assets      1,983          (3,475)
       	Accounts payable, accrued expenses
		        and other current liabilities          (5,222)         16,451
       	Noncurrent assets and liabilities, net    7,856           5,491
    Other, net                                      731             177
						                                     					--------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES       115,416         112,189
                                     											--------        --------

INVESTING ACTIVITIES
Capital expenditures                            (92,071)        (95,890)
Other, net                                       (5,769)         (4,449)
                                      										--------        --------
NET CASH USED BY INVESTING ACTIVITIES           (97,840)       (100,339)
										                                     	--------        --------

FINANCING ACTIVITIES
Retirements of long-term debt                    (8,510)           (104)
Net increase in short-term borrowings            43,090             222
Dividends paid                                  (52,151)        (11,968)
                                     											--------        --------
NET CASH USED BY FINANCING ACTIVITIES           (17,571)        (11,850)
									                                     		--------        --------

INCREASE IN CASH                                      5               -

CASH AT BEGINNING OF PERIOD                          16              20
                                       									--------        --------
CASH AT END OF PERIOD                         $      21       $      20
                                     											========        ========




See Accompanying Condensed Notes to Consolidated Financial Statements.

                                           													    Form 10-Q Part I.
															                                                       Item 1.

   			              CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
							                          (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The information contained in this Form 10-Q for the three- and six-month interim periods ended June 30, 1995 and 1994 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1995.

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

Earnings Per Share
------------------
     Earnings per share information has been omitted because the Company is a wholly-owned subsidiary of Sprint Corporation.


2.  SUPPLEMENTAL CASH FLOW INFORMATION

     The supplemental disclosures for the consolidated statements of cash flows for the six months ended June 30 are as follows (in thousands):

                                      										   1995          1994
											                                       ------        ------
Cash paid for
   Interest, net of amounts capitalized         $ 10,831      $ 11,455
   Income taxes                                   38,091        22,657

                                             											    Form 10-Q Part I.
															                                                       Item 2.

				                CAROLINA TELEPHONE AND TELEGRAPH COMPANY
			            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             			      CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------
     Local service revenues increased $10.0 million or 7.4 percent for the six-month period ended June 30, 1995 compared to the same period in 1994. Basic area service revenues contributed $6.5 million to this increase, primarily attributable to a 5.4 percent growth in access lines. For the same period, custom calling features added $2.6 million as a result of marketing promotions.

     Network access service revenues increased $4.8 million or 4.8 percent for the six-month period ended June 30, 1995 compared to the same period in 1994. The increase was primarily due to a 6.5 percent growth in interstate access minutes and a 10.2 percent growth in intrastate access minutes. These increases were partially offset by rate reductions which went into effect July 1, 1994.

     Long distance service revenues decreased $5.9 million or 10.6 percent for the six-month period ended June 30, 1995 compared to the same period in 1994. Carolina Telephone Long Distance, Inc. experienced a 15.1 percent decrease in access lines due to aggressive advertising campaigns of its competitors. In the 1994 period, $2.8 million of additional revenue was recognized related to the Revenue Distribution Plan and intralata compensation payments. The Revenue Distribution Plan was an interim settlement plan implemented after the pooling arrangement methodology and before the originating responsibility plan methodology.

     Other revenues increased $16.8 million or 29.3 percent for the six-month period ended June 30, 1995 compared to the same period in 1994. The equipment sales and installation revenue increased $7.1 million. North Carolina Utility Services (NCUS), a non-regulated line of business specializing in locating underground utility lines, contributed $6.4 million. The increase in NCUS revenues reflects an expansion of the service area and an increase in the customer base in existing service areas, as well as revenues attributable to Drop Administration Placement, a new line of business of NCUS specializing in administering the placement of buried service wires. In May 1994, the Company began providing operator services for two of its affiliates, Central Telephone Company of Virginia and Central Telephone Company - North Carolina Division resulting in additional revenue. Pole attachment rent revenues also contributed to the increase.

     Plant expense increased $8.4 million or 8.5 percent for the six-month period ended June 30, 1995 compared to the same period in 1994. The increase was primarily due to increased costs of providing services resulting from access line growth. In addition, generic software expense increased due to upgrades of digital switches to provide enhanced services. General purpose computer expense also increased, primarily due to license charges for software and data hardware expenses for a new interactive voice response system for the business offices. The remainder of the increase was due to several individually insignificant expenses.

                                           													    Form 10-Q Part I.
															                                                       Item 2.

			                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	              	CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)
---------------------------------
     Depreciation expense increased $5.0 million or 8.2 percent for the six-month period ended June 30, 1995 compared to the same period in 1994 as a result of an increase in the average depreciable plant.

     Customer operations expense increased $10.0 million or 21.6 percent for the six-month period ended June 30, 1995 compared to the same period in 1994. NCUS expenses increased $6.3 million due to the expansion of its customer base and its new line of business, Drop Administration Placement. In May 1994, Central Telephone Company - North Carolina Division, an affiliate, began providing directory assistance services on behalf of the Company, resulting in additional expenses.

     Other operating expenses increased $3.7 million or 28.8 percent for the six-month period ended June 30, 1995 compared to the same period in 1994. This fluctuation was due to a $5.2 million increase in cost of equipment sales, generally correlating with the overall trend in equipment sales. This increase was partially offset by improved operating results associated with nonregulated activities.

Liquidity and Capital Resources
-------------------------------
     Cash flows from operating activities are the Company's primary source of liquidity. Net cash provided by operating activities increased $3.2 million for the six-month period ended June 30, 1995 compared to the same period in 1994. The increase was primarily attributable to decreases in receivables and inventories, partially offset by increased accounts payable in the 1994 period.

     Net cash used by investing activities decreased $2.5 million for the six-month period ended June 30, 1995 compared to the same period in 1994. This increase was impacted by a $3.8 million decrease in telecommunications plant additions, partially offset by increases in non-regulated investment additions. The Company's planned construction expenditures for 1995 are $141.5 million.

     Net cash used by financing activities increased $5.7 million for the six-month period ended June 30, 1995 compared to the same period in 1994 primarily due to an increase in retirements of long-term debt and an increase in dividend payments. These payments, as well as tax payments, increased short-term borrowings.

     As of June 30, 1995, the Company had a total of $60 million in one-year bank commitments. The bank lines provide for short-term borrowings at market rates of interest and require annual commitment fees based on the unused portion. Such lines of credit, which support commercial paper, may be withdrawn by the banks if there is a material adverse change in the financial condition of Sprint or the Company. As of June 30, 1995, no amounts were borrowed against this credit facility; however, $60.0 million of the bank lines supported commercial paper outstanding at June 30, 1995.

                                           													    Form 10-Q Part I.
															                                                       Item 2.

			                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             			CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
-------------------------------------------
     The Company is also authorized to issue and sell an additional $75 million in debentures. The debentures must be due within thirty years of the date of issue and cannot exceed an interest rate of 7.25 percent.

     The Company's ratio of common equity to total capital was 59.9 percent at June 30, 1995 and 62.7 percent at December 31, 1994. The Company's ratio of long-term debt to total capital was 30.7 percent at June 30, 1995 and 32.9 percent at December 31, 1994.

Accounting Developments
-----------------------
     The Company accounts for the economic effects of regulation pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation based on estimated useful lives prescribed by regulatory commissions rather than those that might be utilized by non-regulated enterprises. The Company would be required to discontinue accounting under SFAS No. 71 if the existing and anticipated levels of competition no longer allow for service and product pricing that provides for the recovery of specific costs. SFAS No. 71 would also be required to be discontinued if the existing regulatory framework continues to evolve from rate-base regulation to price regulation, as the latter does not provide for the recovery of specific costs.

     The Company currently believes its operations meet the criteria for the continued application of the provisions of SFAS No. 71. However, the Company operates in an evolving environment in which the regulatory framework is transitioning to price regulation and the level and types of competition are increasing. Accordingly, the Company constantly monitors and evaluates the ongoing applicability of SFAS No. 71 by assessing the likelihood that prices which provide for the recovery of specific costs can continue to be charged to customers. If the current regulatory and competitive trends continue, it is increasingly likely that the Company will discontinue accounting under SFAS No. 71 due to the effect of one or both of these conditions. In the event the Company determines its operations no longer qualify for the application of the provisions of SFAS No. 71, the Company would eliminate from its financial statements the effects of any actions of regulators that had been recognized as assets and liabilities. The resulting material noncash charge would be recorded as an extraordinary item.

                                           													   Form 10-Q Part II.


			                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
							                        OTHER INFORMATION


Item 1.  Legal Proceedings

       	 There were no reportable events during the quarter ended
	       	June 30, 1995.

Item 2.  Changes in Securities

         Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

       	 Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

       	 Omitted under the provisions of General Instruction H.

Item 5.  Other Information

       	 The Company's ratios of earnings to fixed charges were 7.03
		       and 9.38 for the three months ended and 7.01 and 7.85 for the
		       six months ended June 30, 1995, and 1994, respectively.  These
       		ratios have been computed by dividing fixed charges into the
       		sum of (a) net income less capitalized interest included in
	       	income, (b) income taxes and (c) fixed charges.  Fixed charges
	       	consist of interest on all indebtedness (including amortization
		       of debt issuance expenses) and the interest factor of operating
		       rents.

Item 6.  Exhibits and Reports on Form 8-K

       	 (a)  The following exhibit is filed as part of this report:

       	      (12) Computation of ratios of earnings to fixed charges.

       	      (27) Financial data schedule.

       	 (b)  No reports on Form 8-K were filed during the quarter
       		     ended June 30, 1995.

                                           													   Form 10-Q Part II.


			                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
							                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



						                        Carolina Telephone and Telegraph Company
                   					   ------------------------------------------------
									                                   	Registrant



Date  08-11-95          By               s/F. E. Westmeyer
      --------             ------------------------------------------------
	                     				      F. E. Westmeyer, Vice President-Finance
 						                            		(Principal Financial Officer)


Date  08-11-95          By               s/T. J. Geller
      --------             ------------------------------------------------
                           							     T. J. Geller, Controller
                      							       (Principal Accounting Officer)