Form 10-Q
period 1995-09-30
CAROLINA TELEPHONE & TELEGRAPH CO
filed 1995-11-14
CIK 275177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			                      WASHINGTON, D. C.  20549
				                           FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1995
                     			       --------------------------------------------
                            	      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                     			       -------------------     --------------------

Commission file number:                     1-6469
                     			---------------------------------------------------

             		  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
 --------------------------------------------------------------------------
        	  (Exact name of registrant as specified in its charter)


      	    North Carolina                           56-0931189
 ---------------------------------        ---------------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification No.)


  14111 Capital Boulevard, Wake Forest, North Carolina         27587
 --------------------------------------------------------------------------
      	 (Address of principal executive offices)            (Zip Code)


                             				919-554-7900
 --------------------------------------------------------------------------
           (Registrant's telephone number, including area code)


 --------------------------------------------------------------------------
	 (Former name, former address and former fiscal year, if changed since last report)

This registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            						    Yes   X     No
						                                                   	-----      -----
There are 3,626,510 shares of common stock, par value $20, outstanding as of September 30, 1995 and as of the date of filing of this report.

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

          Item 1.  Consolidated Financial Statements

               		  Consolidated Balance Sheets               Pages 2 - 3

               		  Consolidated Statements of Income         Page 4

               		  Consolidated Statements of Cash Flows     Page 5

               		  Condensed Notes to Consolidated
                	  Financial Statements                      Pages 6 - 7

        	 Item 2.  Management's Discussion and Analysis
		                 of Financial Condition and Results
               		  of Operations                             Pages 8 - 11


Part II.  Other Information

        	 Item 1.  Legal Proceedings                         Page 12

        	 Item 2.  Changes in Securities                     Page 12

        	 Item 3.  Defaults Upon Senior Securities           Page 12

        	 Item 4.  Submission of Matters to a Vote of
               		  Security Holders                          Page 12

        	 Item 5.  Other Information                         Page 12

        	 Item 6.  Exhibits and Reports on Form 8-K          Page 12

Signatures                                                   Page 13

Exhibit 12

Exhibit 27

                                                 							    Form 10-Q Part I.
								                                                              Item 1.

		                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
			                      CONSOLIDATED BALANCE SHEETS
		                          		(In Thousands)


                                  					    September 30,    December 31,
					                                          1995            1994
					                                     -------------    ------------
					                                      (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                       $       57      $       16
  Receivables, net of allowance for
    doubtful accounts of $2,661
    ($1,775 in 1994):
      Customers and other                        87,001          83,597
      Interexchange carriers                     25,199          24,488
      Affiliated companies                        3,763           5,971
  Inventories                                     8,512          12,490
  Prepaid expenses and other                      5,305           4,073
                                    				     ----------      ----------
				                                          		129,837         130,635





PROPERTY, PLANT AND EQUIPMENT
  Land and buildings                            136,048         132,610
  Telephone network equipment and outside
    plant                                     1,530,135       1,454,632
  Other                                          92,652          86,520
  Construction in progress                       35,151          28,162
					                                        ----------      ----------
					                                         1,793,986       1,701,924
  Less accumulated depreciation                 834,668         766,173
					                                        ----------      ----------
					                                          	959,318         935,751





DEFERRED CHARGES AND OTHER ASSETS                80,496          72,136
                                   					     ----------      ----------




                                  				      $1,169,651      $1,138,522
					                                       ==========      ==========



See Accompanying Condensed Notes to Consolidated Financial Statements.

                                                 							    Form 10-Q Part I.
								                                                              Item 1.

		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                 CONSOLIDATED BALANCE SHEETS (continued)
				                           (In Thousands)


                                    					   September 30,    December 31,
					                                           1995            1994
					                                       -------------    ------------
					                                        (Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Outstanding checks in excess of cash
    balances                                 $    2,986      $    1,347
  Short-term borrowings:
    Commercial paper                             57,170          33,600
    Advances from parent company                     10           2,810
  Current maturities of long-term debt           12,679           8,579
  Accounts payable:
    Vendors and other                            15,471          19,742
    Interexchange carriers                       29,900          24,909
    Affiliated companies                         12,423          15,855
  Accrued taxes                                  17,097          18,396
  Advance billings and customer deposits         17,715          19,853
  Accrued vacation pay                            9,739           8,862
  Other                                          17,198          20,337
                                   					     ----------      ----------
                                          						192,388         174,290

LONG-TERM DEBT                                  248,269         260,736

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                         105,866         110,489
  Deferred investment tax credits                 1,477           3,134
  Postretirement and other benefit
    obligations                                  51,783          36,539
  Other                                          41,903          39,292
					                                        ----------      ----------
		                                          				201,029         189,454

COMMON STOCK AND OTHER STOCKHOLDER'S EQUITY
  Common stock, par value $20 per share,
    authorized-5,000,000 shares, issued
    and outstanding-3,626,510 shares             72,530          72,530
  Capital in excess of par value                 71,991          71,991
  Retained earnings                             383,444         369,521
                                   					     ----------      ----------
				                                          		527,965         514,042
					                                        ----------      ----------

                                   					     $1,169,651      $1,138,522
					                                        ==========      ==========



See Accompanying Condensed Notes to Consolidated Financial Statements.

                                                 							    Form 10-Q Part I.
								                                                              Item 1.

		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                    CONSOLIDATED STATEMENTS OF INCOME
	                           			(In Thousands)


                          			 	Three Months Ended      Nine Months Ended
			                            	  September 30,          September 30,
		                           		------------------      -----------------
	                           			  1995       1994        1995        1994
		                           		  ----       ----        ----        ----
 				                               (Unaudited)            (Unaudited)

OPERATING REVENUES
Local service                 $ 77,180   $ 71,727    $223,201    $207,716
Network access service          56,244     50,797     161,299     151,040
Long distance service           23,597     26,970      73,907      83,223
Other                           40,911     35,504     115,025      92,817
                     		       --------   --------    --------    --------
			                            197,932    184,998     573,432     534,796
OPERATING EXPENSES
Plant expense                   52,266     51,983     160,064     151,365
Depreciation                    33,064     30,427      98,364      90,760
Customer operations             31,710     25,794      88,095      72,173
Corporate operations            18,232     18,500      52,322      52,982
Other                           10,415      8,245      26,781      20,954
Taxes:
  Federal income:
    Current                     15,182     10,195      43,074      36,517
    Deferred                    (1,407)     2,490      (5,133)      1,026
    Deferred investment tax
      credits                     (547)      (765)     (1,657)     (2,595)
  State, local and
    miscellaneous                7,988      7,358      23,127      21,917
			                           --------   --------    --------    --------
			                            166,903    154,227     485,037     445,099
			                           --------   --------    --------    --------

OPERATING INCOME                31,029     30,771      88,395      89,697

INTEREST EXPENSE
Short-term borrowings and
  long-term debt                 5,453      5,352      15,463      15,401
Other                              656        289       2,001         882
                    			       --------   --------    --------    --------
                             			 6,109      5,641      17,464      16,283
OTHER INCOME (EXPENSE)
Interest charged to
  construction                     230         31         345         102
Other, net                       4,443       (597)      4,807        (172)
			                           --------   --------    --------    --------
				                             4,673       (566)      5,152         (70)
			                           --------   --------    --------    --------
NET INCOME                    $ 29,593   $ 24,564    $ 76,083    $ 73,344
                     		       ========   ========    ========    ========

See Accompanying Condensed Notes to Consolidated Financial Statements.

                                                  						    Form 10-Q Part I.
								                                                              Item 1.

		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                  CONSOLIDATED STATEMENTS OF CASH FLOWS
		                           		(In Thousands)


						                                             Nine Months Ended
						                                               September 30,
					                                         --------------------------
                                           						1995             1994
					                                         ---------         --------
						                                                (Unaudited)
OPERATING ACTIVITIES
Net income                                    $  76,083       $  73,344
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                 98,364          90,760
    Deferred income taxes and investment
      tax credits                                (6,979)           (727)
    Changes in operating assets and
      liabilities:
	       Receivables, net                         (1,907)        (19,635)
       	Inventories and other current assets      2,746          (5,113)
       	Accounts payable, accrued expenses
	         and other current liabilities          (6,772)         (1,434)
       	Noncurrent assets and liabilities, net   14,561           9,708
    Other, net                                   (1,731)            194
					                                          ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES       174,365         147,097
					                                          ---------       ---------
INVESTING ACTIVITIES
Capital expenditures                           (121,143)       (123,775)
Dividends received from affiliate                 3,064               -
Other, net                                       (6,312)         (8,505)
                                   					       ---------       ---------
NET CASH USED BY INVESTING ACTIVITIES          (124,391)       (132,280)
					                                          ---------       ---------
FINANCING ACTIVITIES
Retirements of long-term debt                    (8,543)           (168)
Net increase in short-term borrowings            20,770           3,300
Dividends paid                                  (62,160)        (17,951)
					                                          ---------       ---------
NET CASH USED BY FINANCING ACTIVITIES           (49,933)        (14,819)
					                                          ---------       ---------

INCREASE (DECREASE)IN CASH                           41              (2)

CASH AT BEGINNING OF PERIOD                          16              20
                                    				       ---------       ---------
CASH AT END OF PERIOD                         $      57       $      18
					                                          =========       =========





See Accompanying Condensed Notes to Consolidated Financial Statements.

                                                 							    Form 10-Q Part I.
								                                                              Item 1.

		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                           	 (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The information contained in this Form 10-Q for the three- and nine-month interim periods ended September 30, 1995 and 1994 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1995.

Basis of Presentation
---------------------
     The accompanying consolidated financial statements include the accounts of Carolina Telephone and Telegraph Company and its wholly-owned subsidiaries, Carolina Telephone Long Distance, Inc. and SC One Company, collectively referred to as the "Company." All significant intercompany transactions have been eliminated.

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


2.  SUPPLEMENTAL CASH FLOW INFORMATION

     The supplemental disclosures for the consolidated statements of cash flows for the nine months ended September 30 are as follows (in thousands):

                                          						   1995          1994
						                                             ----          ----
Cash paid for
   Interest, net of amounts capitalized         $ 15,639      $ 14,965
   Income taxes                                   52,712        45,055

     During the nine months ended September 30, 1995, the Company transferred its investments in Rural Service Area cellular partnerships with a total book value of $30.3 million to its affiliate, Centel Corporation (Centel), in exchange for preferred stock issued by Centel.

                                                 							    Form 10-Q Part I.
								                                                              Item 1.

		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
		                            	 (Unaudited)


3.  SUBSEQUENT EVENT

     The Company has determined that it no longer meets the criteria necessary for the continued application of the accounting presribed by Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of the discontinued application of SFAS No. 71, the Company will recognize a noncash, after-tax extraordinary charge between $40 million and $50 million in the fourth quarter of 1995 to adjust the net carrying amount of telephone plant in service and to eliminate regulatory assets and liabilities.

                                                 							    Form 10-Q Part I.
								                                                              Item 2.

		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		                   CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

     Local service revenues increased $15.5 million or 7.5 percent for the nine-month period ended September 30, 1995 compared to the same period in 1994. Basic area service revenues contributed $11.3 million to this increase, primarily attributable to a 4.7 percent growth in access lines and the implementation of Expanded Local Calling Service (ELCS). ELCS, which includes exchanges within an approximately 40-mile radius of a central office, allows customers to choose one of the three local service options that best fits their personal calling needs. For the same period, custom calling features added $4.1 million as a result of marketing promotions.

     Network access service revenues increased $10.3 million or 6.8 percent for the nine-month period ended September 30, 1995 compared to the same period in 1994. The increase was primarily due to a 6.2 percent growth in interstate access minutes and a 9.3 percent growth in intrastate access minutes.

     Long distance service revenues decreased $9.3 million or 11.2 percent for the nine-month period ended September 30, 1995 compared to the same period in 1994. Carolina Telephone Long Distance, Inc. experienced a 12.9 percent decrease in access lines due to aggressive advertising campaigns of its competitors. In comparing the nine-month period ended September 30, 1995 to the same period in 1994, $1.6 million of additional revenue was recognized in 1994 related to the Revenue Distribution Plan and intralata compensation payments. The Revenue Distribution Plan was an interim settlement plan implemented after the pooling arrangement methodology and before the originating responsibility plan methodology. The remaining decrease is the result of the implementation of ELCS, which changed the category of this revenue from long distance service revenues to local service revenues.

     Other revenues increased $22.2 million or 23.9 percent for the nine-month period ended September 30, 1995 compared to the same period in 1994. The equipment sales and installation revenue increased $9.8 million. North Carolina Utility Services (NCUS), a non-regulated line of business specializing in locating underground utility lines, contributed $10.3 million. The increase in NCUS revenues reflects an expansion of the service area and an increase in the customer base in existing service areas, as well as revenues attributable to Drop Administration Placement, a new line of business of NCUS specializing in administering the placement of buried service wires. In May 1994, the Company began providing operator services for two of its affiliates, Central Telephone Company of Virginia and Central Telephone Company - North Carolina Division resulting in additional revenue.

     Plant expense increased $8.7 million or 5.7 percent for the nine-month period ended September 30, 1995 compared to the same period in 1994. The increase was primarily due to increased costs of providing services resulting from access line growth. The Business Process Improvement initiatives which began in October 1994 increased network administration expenses. In addition,

                                                 							    Form 10-Q Part I.
								                                                              Item 2.

		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	              CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)
---------------------------------

generic software expense increased due to upgrades of digital switches to provide enhanced services. General purpose computer expense also increased, primarily due to license charges for software.

     Depreciation expense increased $7.6 million or 8.4 percent for the nine-month period ended September 30, 1995 compared to the same period in 1994 as a result of an increase in the average depreciable plant.

     Customer operations expense increased $15.9 million or 22.1 percent for the nine-month period ended September 30, 1995 compared to the same period in 1994. NCUS expenses increased $10.1 million due to the expansion of its customer base and its new line of business, Drop Administration Placement.
In May 1994, Central Telephone Company - North Carolina Division, an affiliate, began providing directory assistance services on behalf of the Company, resulting in additional expenses. Expenses were also incurred during the 1995 period for a new standard marketing billing system which is expected to be implemented in 1996.

     Other operating expenses increased $5.8 million or 27.8 percent for the nine-month period ended September 30, 1995 compared to the same period in 1994. This fluctuation was due to a $6.6 million increase in cost of equipment sales, generally correlating with the overall trend in equipment sales. This increase was partially offset by improved operating results associated with nonregulated activities.

     Other income increased $5.2 million for the nine-month period ended September 30, 1995 compared to the same period in 1994. This increase was primarily due to the transfer of the Company's investments in Rural Service Area cellular partnerships to its affiliate, Centel, in exchange for preferred stock issued by Centel. The Company receives dividends on the Centel preferred stock.

Liquidity and Capital Resources
-------------------------------

     Cash flows from operating activities are the Company's primary source of liquidity. Net cash provided by operating activities increased $27.3 million for the nine-month period ended September 30, 1995 compared to the same period in 1994 primarily due to improved operating results and an increase in noncurrent liabilities in the 1995 period as well as increased accounts receivable in the 1994 period.

     Net cash used by investing activities decreased $7.9 million for the nine-month period ended September 30, 1995 compared to the same period in 1994. This decrease was impacted by reductions in telecommunications plant additions and non-regulated investment additions. The Company's planned

                                                 							    Form 10-Q Part I.
								                                                              Item 2.

		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	              CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
-------------------------------------------

construction expenditures for 1995 are $141.5 million. The decrease in non-regulated investment additions was due to the Company's transfer of its investments in cellular partnerships to an affiliate, as described in Note 2 to the Consolidated Financial Statements. Also contributing to the decrease in cash used by investing activities were the dividends received on the Centel preferred stock obtained in exchange for the cellular investments.

     Net cash used by financing activities increased $35.1 million for the nine-month period ended September 30, 1995 compared to the same period in 1994 primarily due to an increase in retirements of long-term debt and an increase in dividend payments, partially offset by an increase in short-term borrowings.

     As of September 30, 1995, the Company had a total of $60 million in one-year bank commitments. The bank lines provide for short-term borrowings at market rates of interest and require annual commitment fees based on the unused portion. Such lines of credit, which support commercial paper, may be withdrawn by the banks if there is a material adverse change in the financial condition of Sprint Corporation or the Company. As of September 30, 1995, no amounts were borrowed against this credit facility; however, $57.2 million of the bank lines supported commercial paper outstanding at September 30, 1995.

     The Company is also authorized to issue and sell an additional $75 million in debentures. The debentures must be due within thirty years of the date of issue and cannot exceed an interest rate of 7.25 percent.

     The Company's ratio of common equity to total capital was 62.4 percent at September 30, 1995 and 62.7 percent at December 31, 1994. The Company's ratio of long-term debt to total capital was 30.8 percent at September 30, 1995 and 32.9 percent at December 31, 1994.

Accounting Developments
-----------------------

     The Company has historically accounted for the economic effects of regulation pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation based on estimated useful lives prescribed by regulatory commissions rather than those that might be utilized by non-regulated enterprises.

     The Company has determined that it no longer meets the criteria necessary for the continued application of the accounting prescribed by SFAS No. 71.
The Company's determination was based on changes in the regulatory framework,

                                                 							    Form 10-Q Part I.
								                                                              Item 2.

		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	              CONDITION AND RESULTS OF OPERATIONS (continued)


Accounting Developments (continued)
-----------------------------------

which continues to evolve from rate-base regulation to price regulation which does not provide for the recovery of specific costs. In addition, with technological changes and the convergence of competition in the telecommunications industry, the levels and types of competition are increasing such that service and product pricing prescribed by the regulator may no longer provide for the recovery of specific costs.

     As a result of the discontinued application of SFAS No. 71, the Company, for financial reporting purposes, is required to eliminate its regulatory assets and liabilities and adjust the carrying amounts of its telephone plant in service to the extent that it determines that such amounts are either overstated as a result of the regulatory process, or are not recoverable. Accordingly, the Company will recognize a non-cash, after-tax extraordinary charge between $40 million and $50 million in the fourth quarter of 1995 to adjust the net carrying amounts of telephone plant in service and to eliminate regulatory assets and liabilities.

                                                 							    Form 10-Q Part II.

    		              CAROLINA TELEPHONE AND TELEGRAPH COMPANY
			                            OTHER INFORMATION


Item 1.  Legal Proceedings

       	 There were no reportable events during the quarter ended
	        September 30, 1995.

Item 2.  Changes in Securities

       	 Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

       	 Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

       	 Omitted under the provisions of General Instruction H.

Item 5.  Other Information

       	 The Company's ratios of earnings to fixed charges were 7.89 and 7.62 for the three months ended and 7.32 and 7.77 for the nine months ended September 30, 1995, and 1994, respectively. These ratios have been computed by dividing fixed charges into the sum of (a) net income less capitalized interest included in income, (b) income taxes and (c) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses) and the interest factor of operating
       	 rents.

Item 6.  Exhibits and Reports on Form 8-K

       	 (a)  The following exhibits are filed as part of this report:

       	      (12) Computation of ratios of earnings to fixed charges.
	             (27) Financial data schedule.

       	 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

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



Date  11-14-95                 By            s/F. E. Westmeyer
      --------                    ----------------------------------------
                           				   F. E. Westmeyer, Vice President-Finance
				                                   (Principal Financial Officer)


Date  11-14-95                 By             s/T. J. Geller
      --------                    ----------------------------------------
					                                     T. J. Geller, Controller
                             			       (Principal Accounting Officer)