Form 10-K
period 1995-12-31
CAROLINA TELEPHONE & TELEGRAPH CO
filed 1996-03-29
CIK 275177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
		                      	WASHINGTON, D. C.  20549
			                             FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended             December 31, 1995
                     			  -------------------------------------------------
                               				   OR

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
---------------------------------------------------------------------------
      	  (Exact name of registrant as specified in its charter)

    	    North Carolina                              56-0931189
-----------------------------------     -----------------------------------
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                Identification No.)

  14111 Capital Boulevard, Wake Forest, North Carolina        27587
---------------------------------------------------------------------------
	(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code        919-554-7900
                                         						     ----------------------
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

This registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes   X     No
                                                  						-----      -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There is no voting stock held by non-affiliates.

There are 3,626,510 shares of common stock, par value $20, outstanding at December 31, 1995 and as of the date of filing of this report.

Documents incorporated by reference:  None

CAROLINA TELEPHONE AND TELEGRAPH COMPANY
Securities and Exchange Commission
Form 10-K, Part I


Item 1. Business

     Carolina Telephone and Telegraph Company (the Company), a wholly-owned subsidiary of Sprint Corporation (Sprint), was incorporated under the laws of the State of North Carolina in 1968, and in 1969 acquired all of the public utility assets of the predecessor company of the same name pursuant to a plan of merger. The Company's principal offices are located at 14111 Capital Boulevard, Wake Forest, North Carolina 27587-5900 and its telephone number is
(919) 554-7900. The term Company herein refers to the present Company and, as the context requires, its predecessor of the same name which was incorporated in the State of North Carolina in 1900, as well as its wholly-owned subsidiaries, Carolina Telephone Long Distance, Inc. and SC One Company.

     The Company is engaged in the business of furnishing communications services, mainly local and long distance services and network access, in 145 exchange areas serving all or part of 50 counties generally in the eastern part of North Carolina. As of December 31, 1995, the Company had an investment in property, plant, and equipment of $1,818,491,000. Operating revenues for the year 1995 amounted to $769,464,000. No other company furnishes local telephone service in any exchange area served by the Company.

     The principal industries in the Company's service area are agriculture, textiles, chemicals, and tourism. Military installations, including Fort Bragg, Camp Lejeune, Cherry Point Marine Corps Air Station, the U.S. Coast Guard Base at Elizabeth City and Pope Air Force Base, contribute significantly to the economy of the area.

     Digital switching equipment and fiber optics cable represent a substantial portion of the Company's expansion of long distance facilities. At December 31, 1995, the Company served 992,046 access lines, distributed among 145 exchange areas as follows: Fayetteville, 14.7 percent; Greenville,
5.3 percent; Rocky Mount, 4.5 percent; Jacksonville, 4.2 percent; Wilson, 3.1 percent; and all other areas less than 3.0 percent each.

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

     Revenues from communications services, principally telephone service, constitute about 80.0 percent of the total 1995 operating revenues of the Company. Carolina Telephone Long Distance, Inc. offers zero-plus and one-plus interlata long distance service. A significant portion of the Company's network access revenues are derived from access charge billings to AT&T Corporation (AT&T). However, the Company does not believe its revenues are dependent upon AT&T, as customers' demand for interlata long distance telephone service is not tied to any one long distance carrier. As the market share of AT&T's long distance competitors increases, the percent of

                            				       Carolina Telephone & Telegraph Company
							                                                      Form 10-K Part I


Item 1. Business (continued)

revenues derived from network access services provided to AT&T decreases. Other revenues are derived in large part from the sale of telephone directory listings, the sale of telecommunications equipment, the lease of network facilities, providing operator services, and processing customer toll billings for interexchange carriers, primarily AT&T.

     The following tables show certain information regarding access lines in service and toll messages handled for the periods indicated.

                        			  Access Lines
						                                             Change
	            Number at End of Period            During Period
   	         -----------------------            -------------
Period    Residence   Business    Total        Number  % Change
------    ---------   --------    -----        ------  --------
 1995      763,923     228,123   992,046       44,081     4.7
 1994      738,815     209,150   947,965       42,431     4.7
 1993      710,977     194,557   905,534       42,693     4.9
 1992      681,167     181,674   862,841       36,343     4.4
 1991      655,375     171,123   826,498       36,532     4.6


                      			  Toll Messages

	           Total For Year           Average Messages Per Day
      	     --------------           ------------------------
Period      Number     % Change           Number    % Change
------      ------     --------           ------    --------
 1995    536,211,752     11.7            1,469,073     11.7
 1994    480,122,986      5.9            1,315,405      5.9
 1993    453,494,308      6.9            1,242,450      7.2
 1992    424,096,621      8.8            1,158,734      8.5
 1991    389,952,486     16.5            1,068,363     16.5


     On December 31, 1995, the Company had 3,494 employees, of which 2,002 or 57.3 percent were represented by the Communications Workers of America, and 117 or 3.3 percent were represented by the International Brotherhood of Electrical Workers for collective bargaining purposes. The Company had no material work stoppages caused by labor controversies.

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

     The Company is subject to the jurisdiction of the Federal Communications Commission (FCC) and the North Carolina Utilities Commission (Commission).

                            				       Carolina Telephone & Telegraph Company
							                                                      Form 10-K Part I


Item 1. Business (continued)

     Effective January 1, 1991, the FCC adopted a price cap regulatory format for the Regional Bell Operating Companies and the GTE local exchange companies. Other local exchange companies could voluntarily become subject to price cap regulation. Under price caps, prices for access service must be adjusted annually to reflect industry average productivity gains (as specified by the FCC), inflation, and certain allowed cost changes. The Company elected to be subject to price cap regulation. During 1995, the FCC adopted modifications to the price cap plan to reset productivity elections, change certain rate adjustment methods, address new service offerings, and generally reduce regulatory requirements. Under these changes, the Company elected a productivity factor that allows it to avoid sharing of interstate access earnings.

     Effective July 1, 1995, the North Carolina General Assembly (General Assembly) enacted legislation that will enable local telephone companies such as the Company to elect to have their intrastate rates, terms, and conditions for services determined pursuant to a price cap form of regulation. The Company filed a petition with the Commission in October 1995 to elect price regulation, effective July 1, 1996 or sooner if ordered by the Commission. The proposal includes planned rate reductions of approximately $25.0 million over the life of the plan (5 years), of which 50.0 percent will become effective at the inception of the plan. The proposed price cap plan will remove the Company from rate of return regulation and Commission oversight for capital recovery. It will allow the Company to adjust prices for basic, interconnection, and non-basic services, using an inflation-based formula.
As a consumer safeguard, the Company proposes to cap basic services (residence and single-line business) at their existing rates for the initial three years of the plan.

     In addition, the potential for more direct competition is increasing in the local service market. In May 1988, the Commission issued an order which allows customers to participate in the sharing and resale of local exchange services under shared tenant arrangements. With the General Assembly's decision to allow competitive entry to the local exchange marketplace, it also required the Commission to adopt rules (interim by year end 1996 and final by mid-1998) ensuring the continuance of universally available telephone service at reasonable rates. An important aspect of the Commission's rulemaking will be to determine whether universal service should be funded through interconnection rates or through an explicit funding mechanism.
The creation of an explicit universal service funding source will allow the Company to more closely align its rates for competitive services with the cost to provide these services.

     The extent and ultimate impact of competition for LECs will continue to depend, to a considerable degree, on FCC and Commission actions, court decisions and possible federal or state legislation. Federal legislation designed to stimulate local competition between local exchange service providers and cable programming service providers in both markets has been recently passed and signed into law. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of this legislation.

                            				       Carolina Telephone & Telegraph Company
							                                                      Form 10-K Part I


Item 2.  Properties

     The properties of the Company consist principally of land, structures, facilities and equipment. Substantially all of the Company's property, plant and equipment is restricted for use under the terms of long-term debt indentures. Central office equipment represents approximately 40.0 percent of the Company's investment in telephone plant in service; land and buildings (occupied principally by central office equipment) represent 7.5 percent; telephone instruments and related wiring and equipment including private branch exchanges (PBX) (substantially all of which are located on the premises of subscribers) represent 1.7 percent; connecting lines not on subscribers' premises (the majority of which are on or under public highways and streets and the remainder on or under private property) represent 45.2 percent; and other telephone plant represents 5.6 percent. Of the 145 exchanges, 141 exchanges have central offices located on land owned by the Company and served 84.4 percent of the Company's access lines; 3 exchanges have central offices located in leased facilities and served 0.9 percent of the Company's access lines; and 1 exchange (Fayetteville) has central offices, some of which are located on land owned by the Company and some of which are located in leased facilities, and served an aggregate of 14.7 percent of the Company's access lines.

     Standard practices prevailing in the telephone industry are followed by the Company in the construction and maintenance of its plant and facilities; and the Company considers that its plant and facilities are, as a whole, in sound physical and operating condition.

     The following table shows gross additions to and retirements of properties of the Company during the five years ended December 31, (in thousands):
		              	    Gross
			                Additions     Retirements
              			  ---------     -----------
	     1995         $146,146        $49,211
	     1994          146,110         39,761
	     1993          146,543         51,020
	     1992          143,057         89,179
	     1991          130,332         49,766

Item 3. Legal Proceedings

       	No material legal proceedings are pending to which the Company or its subsidiary is a party or of which any of their property is the
	       subject.

Item 4. Submission of Matters to a Vote of Security Holders

       	No matter was submitted to a vote of security holders during the fourth quarter of 1995.

Item 5. Market for the Registrant's Common Stock and Related Stockholder
       	Matters

       	The Registrant is a wholly-owned subsidiary of Sprint and consequently its common stock is not traded.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


Item 6. Selected Financial Data (in thousands)

					                                        	 December 31,
		                     	     1995       1994       1993       1992      1991
                        -----------------------------------------------------
Operating revenues      $  769,464 $  717,454 $  638,541 $  590,440  $552,986

Net income                  57,508     94,944     47,168     72,800    77,420

Total assets             1,052,378  1,138,522  1,078,929  1,025,295   968,806

Long term debt
 (excluding current
 maturities) and
 redeemable preferred
 stock                     248,309    260,736    269,087    240,535   224,398


     Effective December 31, 1995, the Company determined that it no longer met the criteria necessary for the continued application of the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of the decision to discontinue the application of SFAS No. 71, the Company recorded a noncash extraordinary charge of $42,424,000, net of income tax benefits of $51,523,000.

     During 1995, Sprint initiated a realignment and restructuring of its local communications services division, including the elimination of approximately 150 of the Company's positions. These actions resulted in a nonrecurring charge to the Company of $8,079,000, which reduced net income by $4,844,000.

     During 1993, nonrecurring charges of $46,382,000 were recorded representing the portion of the costs attributable to the Company associated with the merger of Sprint and Centel Corporation (Centel). Such charges reduced 1993 net income by $27,765,000. In addition, extraordinary losses on early extinguishments of debt were recorded in 1993, which reduced net income by $2,318,000.

     Earnings and dividends per share information have been omitted because the Company is a wholly-owned subsidiary of Sprint.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Telecommunications Legislation
------------------------------
     In February 1996, the Telecommunications Act of 1996 (the Act) was signed into law. The purpose of the Act is to promote competition in all aspects of telecommunications. The Act requires telecommunications carriers to interconnect with other carriers and to provide for resale, number portability, dialing parity, access to rights-of-way and compensation for reciprocal traffic. Additionally, incumbent local telephone companies are required to provide nondiscriminatory unbundled access, resale at wholesale rates and notice of changes that would affect interoperability of facilities

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


Item 7. Management's Discussion and Analysis of Financial Condition and
	       Results of Operations (continued)

Telecommunications Legislation (continued)
------------------------------------------
and networks. The FCC is to adopt mechanisms to ensure that essential telecommunications services are affordable.

     The Act also provides that regional Bell Operating Companies (RBOCs) may provide long distance service that is out-of-region or incidental to audio/video programming, Internet for schools, mobile services, information or alarm services and telecommunications signaling. In order for an RBOC to provide in-region long distance service, the Act requires the RBOC to comply with a comprehensive competitive checklist and expands the role of the U.S. Department of Justice in the FCC's determination of whether the entry of an RBOC into the competitive long distance market is in the public interest. Additionally, there must be a real facilities-based competitor for residential and business local telephone service (or the failure of potential providers to request access) prior to an RBOC providing in-region long distance service. RBOCs must provide long distance services through a separate subsidiary for at least three years. Until the RBOCs are allowed into long distance or three years have passed, long distance carriers with more than five percent of the nation's access lines may not jointly market RBOC resold local telephone service, and states may not require RBOCs to provide intralata dialing parity.

     Telecommunications companies may also provide video programming and cable operators may provide telephone service in the same service area. The Act prohibits telecommunications carriers and cable operators from acquiring more than ten percent of each other, except in rural and other specified areas.

     The impact of the Act on the Company is unknown because a number of important implementation issues (such as the nature and extent of continued subsidies for local rates) still need to be decided by state or federal regulators. However, the Company's historical prices and market share are likely to decline as a result of increased local competition.

Results of Operations
---------------------
      Operating revenues are classified as local service, network access, long distance network and other. Local service revenues come from providing local telephone exchange services and leasing equipment. Network access revenues are derived from billing other carriers and telephone customers for their use of the local network to complete long distance calls in those instances where the long distance service is not provided entirely by the Company. Long distance revenues are derived principally from providing long distance services within designated areas. Other revenues primarily relate to directory advertising, billing and collection services for interexchange long distance carriers, operator services, network facilities leases and sales of telecommunications equipment.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


Item 7. Management's Discussion and Analysis of Financial Condition and
	       Results of Operations (continued)

Results of Operations (continued)
--------------------------------
     Operating revenues increased by $52,010,000 or 7.2 percent during the year ended December 31, 1995 as compared to 1994, reflecting increases in local service, network access service and other revenues.

     Local service revenues increased $25,696,000 or 9.3 percent during the year ended December 31, 1995 as compared to 1994. Basic area service revenues contributed $17,364,000 to this increase, primarily attributable to a 4.7 percent growth in access lines during 1995 and to the implementation of Expanded Local Calling Service (ELCS). ELCS, which includes exchanges within an approximately 40-mile radius of a central office, allows customers to choose one of the three local service options that best fits their personal calling needs. For the same period, custom calling features increased $5,557,000 as a result of access line gains and marketing promotions. Also contributing to the increased local service revenues were higher maintenance revenues related principally to inside wiring, key and PBX systems.
Translink, Digilink, and the North Carolina Information Highway project contributed to an increase in local private line revenues. Translink is an interexchange digital channel service which provides access transport between a customer's premises and the local serving office on a channelized basis over a high-capacity digital facility. Digilink is a digital transmission service designed to transmit signals, end to end, over digital facilities routed through central offices. As part of the North Carolina Information Highway project, the Company is providing equipment to the state government to provide link-up capabilities for different schools and institutions.

     Network access revenues increased $14,041,000 or 6.9 percent during the year ended December 31, 1995 as compared to 1994. The increase was primarily due to a 7.4 percent growth in interstate access minutes and a 9.6 percent growth in intrastate access minutes.

     Long distance revenues decreased $14,142,000 or 13.0 percent during the year ended December 31, 1995 as compared to 1994. Carolina Telephone Long Distance, Inc. experienced an 11.6 percent decrease in access lines due to aggressive advertising campaigns of its competitors. In comparing the year ended December 31, 1995 to the same period in 1994, $4,740,000 of additional revenue was recognized in 1994 related to the Revenue Distribution Plan and intralata compensation payments. The Revenue Distribution Plan was an interim settlement plan implemented after the pooling arrangement methodology and before the originating responsibility plan methodology. The remaining decrease is the result of the implementation of ELCS, which changed the category of this revenue from long distance service revenues to local service revenues.

     Other revenues increased $26,415,000 or 20.7 percent during the year ended December 31, 1995 as compared to 1994. The equipment sales and installation revenue increased $8,711,000 during 1995. The equipment sales revenue related principally to telephone instruments, PBX, and key systems. North Carolina Utility Services (NCUS), a non-regulated line of business specializing in locating underground utility lines, contributed $13,355,000. The increase in NCUS reflects an expansion of the service and an increase

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
--------------------------------
in the customer base in existing service areas as well as revenues attributable to Drop Administration Placement, a new line of business of NCUS specializing in administering the placement of buried service wires. Operator services revenue increased $2,453,000 during 1995. In May 1994, the Company began providing operator services for two of its affiliates, Central Telephone Company of Virginia and Central Telephone Company.

     Plant expense increased $10,641,000 or 5.3 percent during the year ended December 31, 1995 as compared to 1994. The Business Process Improvement initiatives which began in October 1994 increased network administration expenses. Pole rental expense increased due to a change in the classification of expenses. Programming fees related to ongoing software development, enhancements, and maintenance for field personnel dispatching, outside plant mechanized mapping system, and other projects increased network administration and general purpose computer expenses. The remainder of the increase was due to upgrades of digital switches to provide enhanced services and increased costs of providing services.

     Depreciation expense decreased $1,618,000 or 1.2 percent during the year ended December 31, 1995 as compared to 1994. In December 1994, special amortization was granted by the Commission of $9,250,000 and an additional $2,579,000 of depreciation expense was booked as a result of FCC Responsible Accounting Officer Letter 21, "Classification of Remote Central Office Equipment for Accounting Purposes." The impact to depreciation expense for the increase in average depreciable plant for 1995 was less than the nonrecurring charges in 1994 which resulted in the decrease to depreciation expense for 1995 as compared to 1994.

     Customer operations expense increased $24,606,000 or 25.3 percent during the year ended December 31, 1995 as compared to 1994. NCUS expenses increased $12,364,000 due to the expansion of its customer base and its new line of business, Drop Administration Placement. Customer operations-marketing expense increased $4,012,000 primarily due to a more aggressive sales strategy as the Company continues to intensify its efforts to achieve an increased market share and gain knowledge of its customer expectations to differentiate the Company from competition. In May 1994, Central Telephone Company, an affiliate, began providing directory assistance services on behalf of the Company, resulting in an increase of $3,654,000 of expenses during 1995. Business office operations expense increased $3,492,000 primarily due to increased resources utilized to meet customer demands.

     In November 1995, Sprint initiated a realignment and restructuring of its local communications services division, including the elimination of approximately 150 of the Company's positions. This restructuring is intended to streamline current processes in order to reduce costs in an increasingly competitive marketplace. These actions resulted in a nonrecurring charge to the Company of $8,079,000, which reduced net income by $4,844,000. The accrued liability associated with this charge specifically relates to the benefits that affected employees will receive upon termination.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
--------------------------------
     Effective March 9, 1993, Sprint consummated its merger with Centel, a telecommunications company with local exchange and cellular/wireless communications services operations (see Note 8 of Notes to Consolidated Financial Statements for additional information). The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in a nonrecurring charge to Sprint during 1993. The portion of such charge attributable to the Company was $46,382,000, which reduced 1993 net income by approximately $27,765,000.

     Other operating expenses increased $6,986,000 or 23.0 percent during the year ended December 31, 1995 as compared to 1994. This fluctuation was primarily due to a $5,942,000 increase in the cost of equipment sales, generally correlating with the overall trend in equipment sales.

Non-operating Items
-------------------
Other Income

     The other, net, portion of other income increased $8,279,000 during the year ended December 31, 1995 as compared to 1994. In 1995, the Company transferred its investment in Rural Service Area cellular partnerships to its affiliate, Centel, in exchange for preferred stock issued by Centel. The increase in other income was primarily due to dividends received on the Centel preferred stock.

Extraordinary Items

     As described in Note 2 of "Notes to Consolidated Financial Statements," the Company adopted accounting principles for a competitive marketplace and discontinued applying SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" effective December 31, 1995. The application of SFAS No. 71 required the accounting recognition of the rate actions of regulators where appropriate. The Company determined that it no longer met the criteria for following SFAS No. 71 due to changes in the regulatory framework which continues to evolve from rate-base regulation to price regulation as the latter does not provide for the recovery of specific costs. In addition, the Company operates in an evolving competitive environment in which the level and types of competition are increasing such that they may no longer allow for service and product pricing that provides for the recovery of specific costs. As a result, the Company recorded a noncash, after-tax extraordinary charge of $42,424,000, net of related income tax benefits.

Accounting Changes

     Effective January 1, 1994, the Company changed its method of accounting for postemployment benefits by adopting SFAS No. 112. See Note 3 of "Notes to Consolidated Financial Statements" for additional information about this

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Accounting Changes (continued)

accounting change which did not significantly impact the Company's financial statements.

Inflation
---------
     The effects of inflation on the operations of the Company were not significant during 1995, 1994 or 1993.

Financial Condition
-------------------
     The Company's assets decreased $86,144,000 to $1,052,378,000 as of December 31, 1995 compared to December 31, 1994. Property, plant and equipment, net of accumulated depreciation, decreased $86,649,000 due primarily to the discontinuation of the application of SFAS No. 71 effective December 31, 1995, which resulted in a $103,277,000 increase in accumulated depreciation. Deferred charges and other assets increased $10,016,000 primarily due to increased prepaid pension costs. Long-term debt (including current maturities of long-term debt) as of December 31, 1995 decreased $8,334,000 compared to December 31, 1994 due to scheduled debt maturities. Postretirement and other benefit obligations increased $15,285,000 as of December 31, 1995 compared to December 31, 1994, primarily due to the current year's postretirement benefits costs. The Company's total capitalization at December 31, 1995 totaled $791,120,000, consisting of long-term debt (including current maturities), short-term borrowings, and common stock and other shareholder's equity. Short-term borrowings and long-term debt comprised 38.4 percent of total capitalization at December 31, 1995 compared to 37.3 percent at December 31, 1994.

Liquidity and Capital Resources
-------------------------------
     Cash flows from operating activities are the Company's primary source of liquidity. Net cash provided by operating activities increased $44,305,000 during the year ended December 31, 1995. The increase was attributable to a decrease in accounts receivable, inventories and current assets, and an increase in noncurrent liabilities.

     Net cash used by investing activities decreased $5,675,000 during the year ended December 31, 1995. In order to meet customer demands, the Company must continually replace and construct new facilities. The Company's planned construction expenditures for 1996 are $163,747,000 which includes expenditures of $74,445,000 for central office equipment, $42,310,000 for cable facilities, $14,007,000 for general support assets, and $32,985,000 for other expenditures. The Company anticipates that the funds for these expenditures will be supplied primarily by operating activities.

     The primary source of financing for the Company has been long-term debt. In addition, the Company periodically receives cash advances from Sprint and issues commercial paper to banks. Net cash used by financing activities increased $49,938,000 during the year ended December 31, 1995 primarily due

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


Item 7. Managemen't Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
------------------------------------------
to an increase in dividend payments to Sprint and an increase in the retirement of long-term debt, partially offset by increased commercial paper borrowings.

     As of December 31, 1995, the Company had a total of $60,000,000 in one-year bank commitments. The bank lines provide for short-term borrowings at market rates of interest and require annual commitment fees based on the unused portion. Such lines of credit, which support commercial paper, may be withdrawn by the banks if there is a material adverse change in the financial condition of Sprint or the Company. As of December 31, 1995, no amounts were borrowed against this credit facility; however, $42,800,000 of the bank lines supported commercial paper outstanding at year end. The weighted average interest rate on commercial paper was 5.92 percent, 4.59 percent and 3.24 percent in 1995, 1994 and 1993, respectively.

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

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


Item 8. Financial Statements and Supplementary Data


                    CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                          						       Page Reference
                                          						       --------------
Report of Independent Auditors                         Page 14

Consolidated Balance Sheets as of
 December 31, 1995 and 1994                            Pages 15 - 16

Consolidated Statements of Income
 for each of the three years
 ended December 31, 1995                               Page 17

Consolidated Statements of Retained
 Earnings for each of the three
 years ended December 31, 1995                         Page 18

Consolidated Statements of Cash
 Flows for each of the three years
 ended December 31, 1995                               Page 19

Notes to Consolidated Financial
 Statements                                            Page 20

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


		                   REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Carolina Telephone and Telegraph Company

     We have audited the accompanying consolidated balance sheets of Carolina Telephone and Telegraph Company (the Company), a wholly-owned subsidiary of Sprint Corporation, as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1995.

                                                  							 ERNST & YOUNG LLP

Kansas City, Missouri
January 24, 1996

                    CAROLINA TELEPHONE AND TELEGRAPH COMPANY
			                      CONSOLIDATED BALANCE SHEETS
			                      December 31, 1995 and 1994
			                           (In Thousands)


					                                          1995               1994
                                   					    ----------         ----------
Assets
Current assets
 Cash                                       $       54          $       16
 Receivables, net of allowance for
  doubtful accounts of $2,348 ($1,775
  in 1994)
   Customers and other                          81,710              83,597
   Interexchange carriers                       25,955              24,488
   Affiliated companies                          4,920               5,971
 Inventories                                     6,884              12,490
 Prepaid expenses and other                      1,601               4,073
					                                        ---------           ---------
					                                          121,124             130,635




Property, plant and equipment
 Land and buildings                            136,486             132,610
 Telephone network equipment and
  outside plant                              1,568,154           1,454,632
 Other                                          93,859              86,520
 Construction in progress                       19,992              28,162
                                   					     ---------           ---------
					                                        1,818,491           1,701,924
 Less accumulated depreciation                 969,389             766,173
                                   					     ---------           ---------
					                                          849,102             935,751




Deferred charges and other assets               82,152              72,136
                                   					     ---------           ---------




                                   					    $1,052,378          $1,138,522
                                   					     =========           =========

                    CAROLINA TELEPHONE AND TELEGRAPH COMPANY
			                      CONSOLIDATED BALANCE SHEETS
			                      December 31, 1995 and 1994
			                           (In Thousands)


					                                           1995               1994
					                                        ----------         ----------
Liabilities and Stockholder's Equity
Current liabilities
 Outstanding checks in excess of
  cash balances                             $    7,443          $    1,347
 Short-term borrowings
  Commercial paper                              42,800              33,600
  Advances from parent company                      72               2,810
 Current maturities of long-term debt           12,672               8,579
 Accounts payable
  Vendors and other                             14,532              19,742
  Interexchange carriers                        20,389              24,909
  Affiliated companies                          15,883              15,855
 Accrued taxes                                  14,635              18,396
 Advance billings and customer deposits         18,178              19,853
 Accrued vacation pay                            8,916               8,862
 Other                                          17,717              20,337
                                    					     ---------           ---------
					                                          173,237             174,290



Long-term debt                                 248,309             260,736



Deferred credits and other liabilities
 Deferred income taxes                          77,841             110,489
 Deferred investment tax credits                     -               3,134
 Postretirement and other benefit
  obligations                                   51,824              36,539
 Regulatory liability                                -              26,772
 Other                                          13,900              12,520
                                     			     ---------           ---------
					                                          143,565             189,454



Common stock and other stockholder's equity
 Common stock, par value $20 per share,
  authorized-5,000,000 shares, issued
  and outstanding-3,626,510 shares              72,530              72,530
 Capital in excess of par value                 71,991              71,991
 Retained earnings                             342,746             369,521
                                   					     ---------           ---------
					                                          487,267             514,042
					                                        ---------           ---------

                                   					    $1,052,378          $1,138,522
					                                        =========           =========

See accompanying notes to consolidated financial statements.

                    CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                     CONSOLIDATED STATEMENTS OF INCOME
               		 Years ended December 31, 1995, 1994 and 1993
			                             (In Thousands)

				                                 1995           1994           1993
                           				   ----------     ----------     ----------
Operating Revenues
 Local service                      $302,228       $276,532       $257,050
 Network access service              218,969        204,928        189,747
 Long distance service                94,546        108,688        101,290
 Other                               153,721        127,306         90,454
				                                --------       --------       --------
				                                 769,464        717,454        638,541
Operating Expenses
 Plant expense                       211,249        200,608        192,297
 Depreciation                        132,146        133,764        114,765
 Customer operations                 121,700         97,094         87,668
 Corporate operations                 68,514         65,815         64,400
 Merger, integration and
  restructuring costs                  8,079              -         46,382
 Other                                37,350         30,364         19,247
 Taxes
  Federal income
   Current                            54,744         49,872         33,786
   Deferred                           (5,777)        (1,912)        (9,064)
   Deferred investment tax credits    (1,938)        (3,656)        (4,040)
  State, local and miscellaneous      29,654         28,779         22,352
				                                --------       --------       --------
                            				     655,721        600,728        567,793
				                                --------       --------       --------

Operating Income                     113,743        116,726         70,748

Interest expense
 Short-term borrowings and
  long-term debt                      20,562         20,484         21,033
 Other                                 2,695          1,761            927
                            				    --------       --------       --------
				                                  23,257         22,245         21,960
Other income
 Interest charged to construction        844            140             54
 Other, net                            8,602            323            644
				                                --------       --------       --------
				                                   9,446            463            698
				                                --------       --------       --------

Income before extraordinary items     99,932         94,944         49,486

Extraordinary items
 Discontinuation of regulatory
  accounting principles, net          42,424              -              -
 Early extinguishment of debt, net         -              -          2,318
                              		    --------       --------       --------

Net income                          $ 57,508        $ 94,944      $ 47,168
				                                 =======         =======       =======

See accompanying notes to consolidated financial statements.

                    CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
	                 Years ended December 31, 1995, 1994 and 1993
			                              (In Thousands)


				                                  1995           1994           1993
                            				   ----------     ----------     ----------

Balance at Beginning of Year        $369,521       $305,765       $297,184

Net income                            57,508         94,944         47,168

Cash dividends on common stock       (84,283)       (31,188)       (38,587)
                             			    ---------      ---------      ---------
Balance at End of Year              $342,746       $369,521       $305,765
				                                =========      =========      =========








































See accompanying notes to consolidated financial statements.

		                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                    CONSOLIDATED STATEMENTS OF CASH FLOWS
		                Years ended December 31, 1995, 1994 and 1993
			                             (In Thousands)

				                                  1995           1994           1993
                            				    --------       --------       --------
Operating Activities
 Net income                          $57,508        $94,944        $47,168
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation                      132,146        133,764        114,765
   Deferred income taxes and
    investment tax credits            (8,738)        (4,936)       (14,695)
   Extraordinary losses, net          42,424              -          2,318
   Changes in operating assets and
    liabilities:
     Receivables, net                  1,471        (26,029)        (7,101)
     Inventories and other current
      assets                           8,101         (5,886)        (1,243)
     Accounts payable, accrued
      expenses and other current
      liabilities                    (11,608)        (7,599)        31,414
     Noncurrent assets and
      liabilities, net                14,350          9,607         23,597
   Other, net                          2,447            (69)        (6,022)
Net cash provided by operating      ---------      ---------      ---------
 activities                          238,101        193,796        190,201

Investing Activities
 Capital expenditures               (146,146)      (146,110)      (146,543)
 Other, net                           (5,527)       (11,238)        (5,374)
Net cash used by investing          ---------      ---------      ---------
 activities                         (151,673)      (157,348)      (151,917)

Financing Activities
 Proceeds from long-term debt              -              -        148,638
 Retirements of long-term debt        (8,569)          (574)      (127,521)
 Net increase (decrease) in
  short-term borrowings                9,200         (7,500)       (14,400)
 Net increase (decrease) in
  advances from parent company        (2,738)         2,810         (1,703)
 Dividends paid                      (84,283)       (31,188)       (38,587)
 Other, net                                -              -         (4,698)
Net cash used by financing          ---------      ---------      ---------
 activities                          (86,390)       (36,452)       (38,271)
	                            			    ---------      ---------      ---------
Increase (Decrease) in Cash               38             (4)            13
Cash at Beginning of Year                 16             20              7
				                                ---------      ---------      ---------
Cash at End of Year                  $    54        $    16        $    20
				                                =========      =========      =========
Noncash Activities
 Exchange of investment in
  affiliated partnership for
  investment in affiliated
  preferred stock                    $29,043              -              -

See accompanying notes to consolidated financial statements.

                             				      Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


          		        CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	                	 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                             December 31, 1995


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

Basis of Presentation
---------------------
     The accompanying consolidated financial statements include the accounts of Carolina Telephone and Telegraph Company and its wholly-owned subsidiaries, Carolina Telephone Long Distance, Inc. and SC One Company, collectively referred to as the "Company". All significant intercompany transactions have been eliminated. The Company is a wholly-owned subsidiary of Sprint Corporation (Sprint); accordingly, earnings per share information has been omitted.

     Certain amounts previously reported for prior periods have been reclassified to conform to the current period presentation in the accompanying consolidated financial statements. Such reclassifications had no effect on the results of operations or stockholder's equity as previously reported.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Operations
----------
     The Company is engaged in the business of providing communications services, principally local, network access and long distance services in North Carolina. The Company adopted accounting principles for a competitive marketplace and discontinued accounting for the economic effects of regulation pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" effective
December 31, 1995 (see Note 2).

Cash
-----
     As part of its cash management program, the Company utilizes controlled disbursement banking arrangements. Outstanding checks in excess of cash balances are reflected as a current liability on the balance sheet.
The Company had sufficient funds available to fund these outstanding checks when they were presented for payment.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


		                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		                              December 31, 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories
-----------
     Inventories consist of materials and supplies, stated at average cost, and equipment held for resale, stated at the lower of average cost or market. The sales inventory balances were $105,000 and $2,822,000 at December 31, 1995 and 1994, respectively.

Property, Plant and Equipment
-----------------------------
     Property, plant and equipment are recorded at cost. Retirements of depreciable property are charged against accumulated depreciation with no gain or loss recognized. Repairs and maintenance costs are expensed as incurred.

Depreciation
------------
     The cost of property, plant and equipment is depreciated generally on the composite group remaining life method of depreciation using straight-line composite rates. In connection with the discontinuation of SFAS No. 71, the Company will begin recording depreciation expense based on expected economic useful lives in 1996. Previously, such lives relating to regulated property, plant and equipment were those prescribed by regulatory commissions. Depreciation rate changes approved by the North Carolina Utilities Commission (Commission) resulted in a reduction of depreciation expense in 1994 of $130,400 which increased net income by $80,000. In addition, as approved by the Commission, the Company recorded nonrecurring charges to depreciation expense in 1994 totaling $9,250,000 which reduced net income by $5,652,000. Average annual composite depreciation rates, excluding the nonrecurring charges, were 7.7 percent for 1995 and 1994 and 7.5 percent for 1993.

Income Taxes
------------
     Operations of the Company are included in the consolidated federal income tax returns of Sprint. Federal income tax is calculated by the Company on the basis of its filing a separate return.

     Deferred income taxes are provided for certain temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

     Investment tax credits (ITC) have been deferred and are being amortized over the estimated useful lives of the related assets.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                            December 31, 1995


2. ADOPTION OF ACCOUNTING PRINCIPLES FOR A COMPETITIVE MARKETPLACE

     Effective December 31, 1995, the Company determined that it no longer met the criteria necessary for the continued application of the provisions of SFAS No. 71. As a result of the decision to discontinue the application of SFAS No. 71, the Company recorded a noncash, extraordinary charge of $42,424,000, net of income tax benefits of $51,523,000.

     The Company's determination that it was no longer eligible for the continued application of the accounting required by SFAS No. 71 was based on changes in the regulatory framework, which continues to evolve from rate-base regulation to price regulation and the convergence of competition in the telecommunications industry. Based on these occurrences, the Company no longer believes that it can be assured that prices will be maintained at levels which will provide for the recovery of specific costs.

     The components of the extraordinary charge recognized as a result of the discontinued application of SFAS No. 71 are as follows (in thousands):

					                                          Pre-Tax        After-Tax
                                   					       -------        ---------
Increase to the accumulated
 depreciation balance                       $  103,277       $   61,926
Recognition of switch software asset           (15,772)          (9,457)
Elimination of other net regulatory assets       6,442            3,863
					                                        ---------        ---------
Total                                       $   93,947           56,332
                                             =========
Tax-related net regulatory liabilities                          (13,225)
Accelerated amortization of investment
 tax credits                                                       (683)
                                                  						      ---------
Extraordinary charge                                         $   42,424
							                                                       =========

     The adjustment to the accumulated depreciation balance was determined by the completion of depreciation reserve and impairment studies. The depreciation reserve study analyzed, by individual plant asset categories, the impacts of regulator-prescribed depreciable asset lives compared to the Company's estimated economic lives. The results identified the cumulative under depreciation of certain asset categories. The impairment study, which validated the results of the depreciation study, estimated the impact on future revenues caused by price changes and developing industry competition, and the resulting effects on cash flows.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


  		                CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                             December 31, 1995


2. ADOPTION OF ACCOUNTING PRINCIPLES FOR A COMPETITIVE MARKETPLACE (continued)

     The following is a summary of the telecommunications plant in service asset balances and corresponding reserve adjustment (in thousands).

				                                Pre-change                 Post-change
		                -------------------------------------------   -----------
Category of       Plant in                 Net      Reserve       Revised
Plant Asset       Service     Reserve     Plant    Adjustment    Net Plant
              		 --------    --------    --------  ----------    ----------
Cable          $  745,141    $433,704    $311,437    $ 23,251    $  288,186
Circuit           297,074     151,194     145,880      30,180       115,700
Switching         432,822     142,236     290,586      42,850       247,736
Other             281,638     119,336     162,302       6,996       155,306
              		---------     -------     -------     -------       -------
Total Plant    $1,756,675    $846,470    $910,205    $103,277    $  806,928
	              	=========     =======     =======     =======       =======

     The following is a summary of lives before and after the discontinued application of SFAS No. 71.

				                                   	Pre-Change
				                                   Composite of         Post-Change
	                                   				Regulator-           Estimated
				                                  Approved Asset         Economic
      Category of Plant Asset              Lives            Asset Lives
                            				      --------------        -----------
      Cable                                 18                15 - 20
      Circuit                                9                 7 - 11
      Switching                             16                11 - 12

     The discontinued application of SFAS No. 71 also required the Company to eliminate from its consolidated balance sheet the effects of any actions of regulators that had been recognized as assets and liabilities pursuant to SFAS No. 71, but would not have been recognized as assets and liabilities by enterprises in general.

     The tax-related adjustments were required to adjust deferred income tax amounts to the currently enacted statutory rates and to eliminate tax-related regulatory assets and liabilities. The Company uses the deferral method of accounting for investment tax credits and amortizes the credits as a reduction to tax expense over the life of the asset that gave rise to the tax credit. Since plant asset lives were shortened, the related investment tax credits were adjusted to reduce the unamortized balance by a corresponding amount.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                            December 31, 1995


3. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan
----------------------------
     Substantially all employees of the Company are covered by a noncontributory defined benefit pension plan sponsored by Sprint. For participants of the plan represented by collective bargaining units, benefits are based upon schedules of defined amounts as negotiated by the respective parties. For participants not covered by collective bargaining agreements, the plan provides pension benefits based upon years of service and participants' compensation.

     The Company's policy is to make contributions to the plan each year equal to an actuarially determined amount consistent with applicable federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so that benefits are fully funded at retirement. As of December 31, 1995, the plan's assets consisted principally of investments in corporate equity securities and U.S. government and corporate debt securities.

     Pension costs or credits are determined for each subsidiary of Sprint based on a direct calculation of service costs and projected benefit obligations and an appropriate allocation of unrecognized prior service costs, transition asset, and plan assets. Net periodic pension credits recorded by the Company for the years ended December 31, 1995, 1994, and 1993 were $7,341,000, $5,125,000 and $9,074,000, respectively.

Defined Contribution Plans
--------------------------
     Sprint sponsors defined contribution employee savings plans covering substantially all employees of the Company. Participants may contribute portions of their compensation to the plans. Contributions of participants represented by collective bargaining units are matched by the Company based upon defined amounts as negotiated by the respective parties. Contributions of participants not covered by collective bargaining agreements are also matched by the Company. For these participants, the Company provides matching contributions in Sprint common stock equal to 50.0 percent of participants' contributions up to 6.0 percent of their compensation and may, at the discretion of Sprint's Board of Directors, provide additional matching contributions based upon the performance of Sprint's common stock in comparison to other telecommunications companies. The Company's matching contributions aggregated $3,598,000, $3,258,000 and $3,278,000 in 1995, 1994
and 1993, respectively.

Postretirement Benefits
-----------------------
     Sprint sponsors postretirement benefits (principally health care benefits) arrangements covering substantially all employees of the Company. Employees who retired before specified dates are eligible for these benefits at reduced cost. Employees retiring after specified dates are eligible for

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


		                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                             December 31, 1995


3.  EMPLOYEE BENEFIT PLANS (continued)

Postretirement Benefits (continued)
----------------------------------
these benefits on a shared cost basis. The Company funds the accrued costs as benefits are paid.

     Net postretirement benefit costs are determined for each subsidiary of Sprint based on a direct calculation of service costs and accumulated postretirement benefit obligations and an appropriate allocation of unrecognized prior service costs, unrecognized net gains and transition obligation. Net postretirement benefits costs recorded by the Company for the years ended December 31, 1995, 1994 and 1993 were $17,457,000,
$14,121,000 and $18,025,000, respectively. In addition, the Company recorded postretirement benefit curtailment losses of $2,963,000 in 1993 as a result of merger and integration actions (see Note 8).

Postemployment Benefits
-----------------------
     Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Upon adoption, the Company recognized certain previously unrecorded obligations for benefits being provided to former or inactive employees and their dependents, after employment but before retirement. The resulting charge did not significantly impact the Company's financial statements. Such postemployment benefits offered by the Company include severance, disability and worker's compensation benefits, including the continuation of other benefits such as health care and life insurance coverage.

4. INCOME TAXES

     The components of income tax expense are as follows (in thousands):

					                                       1995         1994         1993
                                    				    ----         ----         ----
Current income tax expense
 Federal                                 $ 54,744     $ 49,872     $ 33,786
 State                                     12,504       11,240        7,746
					                                     -------      -------      -------
					                                      67,248       61,112       41,532
Deferred income tax expense (benefit)
 Federal                                   (5,777)      (1,912)      (9,064)
 State                                     (1,023)         632       (1,591)
 Amortization of deferred ITC              (1,938)      (3,656)      (4,040)
					                                      -------     --------     --------
					                                      (8,738)      (4,936)     (14,695)
				                                       -------     --------     --------
Total income tax expense                 $ 58,510     $ 56,176     $ 26,837
					                                     ========     ========     ========

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


		                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	                	 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                             December 31, 1995


4. INCOME TAXES (continued)

     On August 10, 1993, the Revenue Reconciliation Act of 1993 was enacted which, among other changes, raised the federal income tax rate for corporations to 35 percent from 34 percent, retroactive to January 1, 1993. The resulting adjustments to the Company's deferred income tax assets and liabilities to reflect the revised rate were generally reflected as reductions to the related regulatory liabilities and have been subsequently eliminated in connection with the Company's discontinued application of SFAS No. 71 (see
Note 2).

     The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent in 1995, 1994 and 1993 are as follows (in thousands):

					                                      1995         1994         1993
                                   					   ----         ----         ----
Federal income tax expense at the
 statutory rate                         $ 55,455     $ 52,892     $ 26,713
Less ITC included in income                1,938        3,656        4,040
		                                    		  ------       ------       ------
Expected federal income tax expense
 after ITC                                53,517       49,236       22,673

Effect of
 State income tax, net of federal
  income tax effect                        7,463        7,717        4,001
 Differences required to be flowed
  through by regulatory commissions          511          506          543
 Reversal of rate differentials             (862)        (972)      (1,096)
 Other, net                               (2,119)        (311)         716
	                                    				 -------      -------      -------
Income tax expense, including ITC       $ 58,510     $ 56,176     $ 26,837
                                    					 =======      =======      =======

Effective income tax rate                  36.9%        37.2%        35.2%
                                   					   =====        =====        =====

     In 1995, income tax benefits of $51,523,000 associated with the extraordinary charge for the discontinuation of regulatory accounting principles were reflected as a reduction of such charge in the consolidated statement of income. In 1993, income tax benefits of $1,518,000, associated with the extraordinary charges for the early extinguishments of debt were reflected as reductions of such charges in the consolidated statement of income.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                            December 31, 1995


4. INCOME TAXES (continued)

     The sources of the differences that give rise to the deferred income tax assets and liabilities as of December 31, 1995 and 1994 along with the income tax effect of each, are as follows (in thousands):


		                    	 1995 Deferred Income Tax    1994 Deferred Income Tax
			                     Assets       Liabilities    Assets       Liabilities
                      	 ------------------------    ------------------------
Property, plant and
 equipment               $      -     $   90,520     $      -     $  118,932
Allowance for doubtful
 accounts                     691              -          514              -
Expense accruals            9,407              -        8,764              -
Deferred ITC                    -              -            -          3,134
Postretirement and
 other benefits            19,814              -       13,804              -
Prepaid pension costs           -         17,233            -         15,937
		                     	  -------       --------      -------       --------
Total                    $ 29,912     $  107,753     $ 23,082     $  138,003


5. LONG-TERM DEBT

     Long-term debt as of December 31 is as follows (in thousands):

                                      					1995                    1994
                            				------------------------------   --------
					                                        Weighted Average
			                            	 Amount        Interest Rate      Amount
                            				--------    ------------------   --------
Debentures, maturities
  1997 - 2016                  $ 263,498           6.97%        $ 272,012

Other notes, maturities
  1996 - 1998                         22           3.77                77

Unamortized debt discount         (2,539)                          (2,774)
	                            			---------                        ---------
	                            			 260,981                          269,315
Less current maturities           12,672                            8,579
	                            			---------                        ---------
Long-term debt                 $ 248,309                        $ 260,736
			                            	=========                        =========

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


		                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	               	  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        			     December 31, 1995


5. LONG-TERM DEBT (continued)

     Long-term debt maturities during each of the next five years are as follows (in thousands):

	  Year               Amount
	  ----               ------
	  1996             $ 12,672
	  1997                  841
	  1998                    6
	  1999                    -
	  2000                    -

     The first mortgage bonds and notes are secured by substantially all of the Company's property, plant and equipment.

     As of December 31, 1995, the Company had lines of credit with banks totaling $60,000,000; no borrowings were outstanding. The weighted average interest rate on commercial paper was 5.92 percent, 4.59 percent, and 3.24 percent in 1995, 1994 and 1993, respectively. The bank lines, which are renewable in May 1996, provide for short-term borrowings at market rates of interest and require annual commitment fees based on the unused portion. Lines of credit, which support both outstanding commercial paper and notes payable to banks, may be withdrawn by the banks if there is a material adverse change in the financial condition of Sprint and the Company.

     The Company is in compliance with all restrictive or financial covenants relating to its debt arrangements at December 31, 1995.

     During 1993, the Company redeemed or called for redemption prior to scheduled maturities $120,209,000 of debentures with interest rates ranging from 7.75 percent to 11.75 percent. Prepayment penalties incurred in connection with early extinguishments of debt and the write-off of related debt issuance costs, net of the related income tax benefits, are reflected as extraordinary losses in the consolidated statement of income.

6. COMMITMENTS

     Gross rental expense aggregated $6,171,000 in 1995, $4,614,000 in 1994 and $6,959,000 in 1993. Minimum rental commitments as of December 31, 1995 for non-cancelable operating leases are not significant.

     The Company's planned capital expenditures for the year ending December 31, 1996 are approximately $163,747,000. Normal purchase commitments have been or will be made for these planned expenditures.

                             			       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


		                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	               	  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                             December 31, 1995


7. RELATED PARTY TRANSACTIONS

     The Company purchases telecommunications equipment, construction and maintenance equipment, and materials and supplies from its affiliate, North Supply Company. Total purchases for 1995, 1994, and 1993 were $42,274,000, $55,609,000 and $47,401,000, respectively.

     Under an agreement with Sprint, the Company reimburses Sprint for data processing services, other data related costs and certain management costs which are incurred for the Company's benefit. A credit resulting from deferred income taxes on intercompany profits was also allocated by Sprint to affiliated companies through 1993. The credit was eliminated in 1994. Total charges to the Company aggregated $51,606,000, $52,119,000 and $55,885,000 in 1995, 1994 and 1993, respectively, and the credit relating to deferred income taxes was $852,500 in 1993.

     The Company enters into cash advance and borrowing transactions with Sprint; generally, interest on such transactions is computed based on the prior month's thirty-day average commercial paper index, as published in the Federal Reserve Statistical Release H.15, plus 15 basis points. Interest expense on such advances from Sprint was $491,000 and $19,800 in 1995 and 1993, respectively. There was no interest expense on such advances from Sprint in 1994. Interest income on such advances to Sprint was $95,000, $7,200 and $51,000 in 1995, 1994 and 1993, respectively.

     Sprint Publishing & Advertising, an affiliate, pays the Company a fee for the right to publish telephone directories in the Company's operating territory, a listing fee, and a fee for billing and collection services performed for Sprint Publishing & Advertising by the Company. For 1995, 1994 and 1993, Sprint Publishing & Advertising paid the Company a total of $22,448,000, $21,607,000 and $21,759,000, respectively. The Company paid
Sprint Publishing & Advertising $1,513,000, $1,667,000 and $1,543,000 in 1995,
1994 and 1993, respectively, for its costs of publishing the white page portion of the directories.

     The Company provides various services to Sprint's long distance communications services division, such as network access, operator and billing and collection services, and the lease of network facilities.
The Company received $21,715,000, $20,558,000 and $18,017,000 in 1995, 1994
and 1993, respectively, for these services. The Company paid Sprint's long distance communications services division $8,063,000, $15,669,000 and $25,000,000 in 1995, 1994 and 1993, respectively, for interexchange telecommunications services.

     In 1994, Sprint Mid-Atlantic Telecom, Inc. (SMAT), was formed which provides services to the Company and four of its affiliates (United Telephone Company of the Carolinas, United Telephone - Southeast, Inc., Central Telephone Company of Virginia and Central Telephone Company). SMAT is reimbursed by the Company and these four affiliates for certain salaries and

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


          		        CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                             December 31, 1995


7. RELATED PARTY TRANSACTIONS (continued)

other costs incurred by SMAT on behalf of the Company and these affiliates. Similarly, the Company is reimbursed by SMAT for certain costs incurred by the Company on behalf of these affiliates. The reimbursements to SMAT by the Company totaled $59,153,000 and $48,420,000 in 1995 and 1994, respectively.

     The Company is reimbursed by affiliated companies (United Telephone Company of the Carolinas, United Telephone - Southeast, Inc., Central Telephone Company of Virginia, Central Telephone Company, and SMAT) for certain salaries which are incurred by the Company for the benefit of its affiliates. Similarly, the Company reimburses its affiliates for certain costs incurred by its affiliates for the Company's benefit. These reimbursements represent the costs of such items as determined by the Company and its affiliates. The Company's reimbursements received from its affiliates, net of reimbursements paid by the Company to its affiliates, totaled $4,691,000 and $690,000 in 1995 and 1994, respectively.

     The Company is reimbursed by affiliated companies (United Telephone Company of the Carolinas, United Telephone - Southeast, Inc., Central Telephone Company of Virginia, and Central Telephone Company) for operator services which are incurred by the Company for the benefit of its affiliates. Similarly, the Company reimburses its affiliates for operator services and telemarketing services incurred by its affiliates for the Company's benefit. These reimbursements represent the costs of such items as determined by the Company and its affiliates. The Company's reimbursements received from its affiliates, net of reimbursements paid by the Company to its affiliates, totaled $2,105,000, $1,971,000, and $3,324,000 in 1995, 1994 and 1993,
respectively.

     In 1995, the Company transferred its investment in Rural Service Areas to an affiliated company in exchange for preferred stock equal to the net book value of the investment of $29,043,000. During 1995, the Company received $6,632,000 in dividends on the preferred stock which is included in the other, net, portion of other income.

     Certain directors and officers of the Company are also directors or officers of banks at which the Company conducts borrowings and related transactions. The terms are comparable with other banks at which the Company has similar transactions.

8. MERGER AND INTEGRATION COSTS

     Effective March 9, 1993, Sprint consummated its merger with Centel Corporation. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the expenses of integrating and restructuring the operations of the companies
(consisting primarily of employee severance and relocation expenses and costs

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


		                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        			     December 31, 1995


8. MERGER AND INTEGRATION COSTS (continued)

of eliminating duplicative facilities) resulted in nonrecurring charges to Sprint during 1993. The portion of such charges attributable to the Company was $46,382,000, which reduced 1993 net income by approximately $27,765,000.

9. ADDITIONAL FINANCIAL INFORMATION

Realignment and Restructuring Charge
------------------------------------
     During 1995, Sprint initiated a realignment and restructuring of its local communications services division, including the elimination of approximately 150 of the Company's positions. These actions resulted in a nonrecurring charge to the Company of $8,079,000, which reduced net income by $4,844,000. The accrued liability associated with this charge specifically relates to the benefits that affected employees will receive upon termination.

Major Customer Information
--------------------------
     Operating revenues from AT&T Corporation resulting primarily from network access, billing and collection services, and the lease of network facilities aggregated approximately $107,605,000, $109,074,000 and $105,225,000 for 1995, 1994 and 1993, respectively.

     The Company's customer and other accounts receivable are not subject to significant concentration of credit risk due to the large number of customers in the Company's customer base.

     The principal industries in the Company's service area include agriculture, textiles, chemicals, and tourism. Military installations, including Fort Bragg, Camp Lejeune, Cherry Point Marine Corps Air Station, the U.S. Coast Guard Base in Elizabeth City, and Pope Air Force Base contribute significantly to the economy of the area.

Financial Instruments Information
---------------------------------
     The Company estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. Accordingly, the estimates presented herein are not necessarily indicative of the values the Company could realize in a current market exchange. Although management is not aware of any factors that would affect the estimated fair value amounts presented as of December 31, 1995, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, estimates of fair value subsequent to that date may differ significantly from the amounts presented herein.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


		                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                             December 31, 1995


9. ADDITIONAL FINANCIAL INFORMATION (continued)

Financial Instruments Information (continued)
--------------------------------------------
	The Company's financial instruments primarily consist of long-term debt, including current maturities, with carrying amounts as of December 31, 1995 and 1994 of $260,981,000 and $269,315,000, respectively, and estimated fair values of $281,173,000 and $248,259,000, respectively. The fair values are estimated based on quoted market prices for publicly-traded issues, and based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved for all other issues.

     The carrying values of the Company's other financial instruments (principally short-term borrowings) approximate fair value as of December 31, 1995 and 1994.

     The Company has not invested in derivative financial instruments.

Supplemental Cash Flows Information
-----------------------------------
     The supplemental disclosure required for the consolidated statements of cash flows for the years ended December 31, are as follows (in thousands):

                                  					       1995       1994       1993
					                                         ----       ----       ----
Cash paid for
    Interest, net of amounts capitalized    $22,994    $22,504    $20,843
    Income taxes                             70,714     57,189     42,051

				                                   Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


		                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        			     December 31, 1995


10. SUPPLEMENTAL QUARTERLY INFORMATION - UNAUDITED
    (in thousands)

				                                   1995 Quarters Ended
	                     		--------------------------------------------------
                     			March 31     June 30   September 30    December 31

Operating revenues     $ 182,971   $ 192,529   $  197,932     $   196,032
Operating income          26,876      30,490       31,029          25,348
Income before
 extraordinary items      21,784      24,706       29,593          23,849
Net income (loss)         21,784      24,706       29,593         (18,575)


				                                   1994 Quarters Ended
                     			--------------------------------------------------
                      		March 31     June 30   September 30    December 31

Operating revenues     $ 168,588    $181,210   $   184,998    $   182,658
Operating income          25,615      33,311        30,771         27,029
Net income                20,570      28,210        24,564         21,600


     During 1995, Sprint initiated a realignment and restructuring of its local communications services division, including the elimination of approximately 150 of the Company's positions. These actions resulted in a nonrecurring charge to the Company of $8,079,000 in the fourth quarter of 1995, which reduced net income by $4,844,000.

     During the fourth quarter of 1995, the Company adopted accounting principles for a competitive marketplace and discontinued the application of SFAS No. 71. As a result, the Company recorded a noncash, after-tax extraordinary charge of $42,424,000. See Note 2 for additional information.

     The Company recorded additional depreciation expense of approximately $9,250,000 during the fourth quarter of 1994 as a result of nonrecurring charges to depreciation expense granted by the Commission. The effect of this adjustment on 1994 fourth quarter net income was $5,652,000.

                            				       Carolina Telephone & Telegraph Company
						                                                 Form 10-K Parts II/III


		                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                             December 31, 1995


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

                             			       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part IV


     		             CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                             December 31, 1995


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a) 1. The consolidated financial statements of the Company filed as part of this report are listed in the Index to Consolidated Financial Statements on page 13.

      2. The consolidated financial statement schedule of the Company filed as part of this report is listed in the Index to
	        Consolidated Financial Statement Schedules on page 36.

 (b) The Registrant was not required to file a report on Form 8-K during the last quarter of 1995.

 (c) The exhibits filed as part of this report are listed in the Index to Exhibits on pages 38 - 40.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part IV


     		             CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	             INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
                             				(ITEM 14(a)2.)


                                                        								      Page
For each of the three years in the period ended December 31, 1995:  Reference
-----------------------------------------------------------------   ---------

Schedule II  - Valuation and Qualifying Accounts - Consolidated       Page 37









































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

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part IV


      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS - CONSOLIDATED

        	      Years Ended December 31, 1995, 1994 and 1993
			                           (In Thousands)


							                                                  Deductions
							                                                  ----------
							                                                   Accounts
			                            	 Balance at  Additions   charged off   Balance
			                              beginning   Charged to     net of     at end
                            				  of year     expense    collections   of year
                           			   ----------  ----------  -----------   -------
Year ended December 31, 1995
----------------------------
Deducted from assets:
Allowance for uncollectible
   accounts                         $1,775      $3,474       $2,901     $2,348

Year ended December 31, 1994
----------------------------
Deducted from assets:
Allowance for uncollectible
   accounts                         $1,938      $2,371       $2,534     $1,775

Year ended December 31, 1993
----------------------------
Deducted from assets:
Allowance for uncollectible
    accounts                        $1,463      $1,965       $1,490     $1,938

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

      	    4(C)  Indenture dated as of March 1, 1966, from the Company to
		               Bankers Trust Company, Trustee (See Current Report Form 8-K
		               for March 1966, Exhibit A).

      	    4(D)  Indenture dated as of January 15, 1968, from the Company to
		               North Carolina National Bank as Trustee (See Registration
		               No. 2-27816, Exhibit 4-J).

           4(E)  Indenture dated as of October 1, 1970, from the Company to
	                Bankers Trust Company, as Trustee (See Registration No. 2-
             		  38292, Exhibit 4-J).

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

                              		CAROLINA TELEPHONE & TELEGRAPH COMPANY

Date:  March 1, 1996        By  s/F. E. Westmeyer
       -------------            ---------------------------------------
                            				F. E. Westmeyer, Vice President-Finance


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Date                               Signature and Title
     ----                               -------------------

March 1, 1996                   s/ W. E. McDonald
-------------                   ---------------------------------------
	                            			W. E. McDonald, President, Director
			                            	   and Chief Executive Officer


March 1, 1996                   s/ F. E. Westmeyer
-------------                   ---------------------------------------
                            				F. E. Westmeyer, Vice President-Finance


March 1, 1996                   s/ T. J. Geller
-------------                   ---------------------------------------
                            				T. J. Geller, Controller


March 1, 1996                   s/ F. J. Boling, Jr.
-------------                   ---------------------------------------
                             			F. J. Boling, Jr., Director


March 1, 1996                   s/ T. G. Crewe, Jr.
-------------                   ---------------------------------------
                             			T. G. Crewe, Jr., Director


March 1, 1996                   s/ N. B. DeFriece
-------------                   ---------------------------------------
                             			N. B. DeFriece, Director


March 1, 1996                   s/ C. D. Evans
-------------                   ---------------------------------------
                            				C. D. Evans, Director

                            				       Carolina Telephone & Telegraph Company
							                                                    Form 10-K Part IV


                    			   SIGNATURES (CONTINUED)


     Date                               Signature and Title
     ----                               -------------------

March 1, 1996                   s/ J. A. Hackney, III
-------------                   ---------------------------------------
                            				J. A. Hackney, III


March 1, 1996                   s/ W. P. Hendricks
-------------                   ---------------------------------------
                            				W. P. Hendricks, Director


March 1, 1996                   s/ J. W. Jones, Jr.
-------------                   ---------------------------------------
                            				J. W. Jones, Jr., Director


March 1, 1996                   s/ J. A. Laughery
-------------                   ---------------------------------------
                            				J. A. Laughery, Director


March 1, 1996                   s/ G. W. Little
-------------                   ---------------------------------------
                            				G. W. Little, Director


March 1, 1996                   s/ B. R. McCain
-------------                   ---------------------------------------
                            				B. R. McCain, Director


March 1, 1996                   s/ J. M. Mead
-------------                   ---------------------------------------
                            				J. M. Mead, Director


March 1, 1996                   s/ M. K. Norris
-------------                   ---------------------------------------
                            				M. K. Norris, Director


March 1, 1996                   s/ D. W. Peterson
-------------                   ---------------------------------------
                            				D. W. Peterson, Director


March 1, 1996                   s/ J. J. Powell
-------------                   ---------------------------------------
                            				J. J. Powell, Director

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part IV


                       			   SIGNATURES (CONTINUED)


     Date                               Signature and Title
     ----                               -------------------

March 1, 1996                   s/ D. L. Ward, Jr.
-------------                   ---------------------------------------
                            				D. L. Ward, Jr., Director


March 1, 1996                   s/ P. H. Wood
-------------                   ---------------------------------------
                            				P. H. Wood, Director