Form 10-Q
period 1996-03-31
CAROLINA TELEPHONE & TELEGRAPH CO
filed 1996-05-15
CIK 275177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

	                   		  WASHINGTON, D. C.  20549

                            		 FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1996
                     			       --------------------------------------------
                         				    OR

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
- - ---------------------------------------------------------------------------
	        (Exact name of registrant as specified in its charter)

     	     North Carolina                           56-0931189
- - -----------------------------------     -----------------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification No.)


    14111 Capital Boulevard, Wake Forest, North Carolina       27587
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            						    Yes   X     No
							                                                   -----      -----

There are 3,626,510 shares of common stock, par value $20, outstanding as of March 31, 1996 and as of the date of filing of this report.

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

               		 Consolidated Balance Sheets                  Pages 2 - 3

               		 Consolidated Statements of Income            Page 4

               		 Consolidated Statements of Cash Flows        Page 5

               		 Condensed Notes to Consolidated
               		 Financial Statements                         Pages 6 - 7

      	  Item 2.  Management's Discussion and Analysis
               		 of Financial Condition and Results
               		 of Operations                                Pages 8 - 10


Part II. Other Information

       	 Item 1.  Legal Proceedings                            Page 11

       	 Item 2.  Changes in Securities                        Page 11

       	 Item 3.  Defaults Upon Senior Securities              Page 11

       	 Item 4.  Submission of Matters to a Vote of
		                Security Holders                             Page 11

       	 Item 5.  Other Information                            Page 11

       	 Item 6.  Exhibits and Reports on Form 8-K             Page 11

Signatures                                                     Page 12

Exhibit 12

Exhibit 27

                                                 							    Form 10-Q Part I.
								                                                              Item 1.

                   CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                     			 CONSOLIDATED BALANCE SHEETS
	                            			(In Thousands)


					                                        March 31,      December 31,
		                                         				1996             1995
                                  					    ------------     ------------
					                                       (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                       $       39      $       54
  Receivables, net of allowance for
    doubtful accounts of $2,616
    ($2,348 in 1995):
      Customers and other                        81,737          81,710
      Interexchange carriers                     25,842          25,955
      Affiliated companies                        5,275           4,920
  Inventories                                    10,865           6,884
  Prepaid expenses and other                      1,214           1,601
                                   					      ---------       ---------
					                                          	124,972         121,124





PROPERTY, PLANT AND EQUIPMENT
  Land and buildings                            137,219         136,486
  Telephone network equipment and outside
    plant                                     1,592,712       1,568,154
  Other                                          99,141          93,859
  Construction in progress                       35,973          19,992
					                                         ---------       ---------
					                                         1,865,045       1,818,491
  Less accumulated depreciation                 994,815         969,389
					                                         ---------       ---------
                                          						870,230         849,102




DEFERRED CHARGES AND OTHER ASSETS                85,110          82,152
                                   					      ---------       ---------




                                   					     $1,080,312      $1,052,378
					                                         =========       =========




See accompanying condensed notes to consolidated financial statements.

                                                 							    Form 10-Q Part I.
								                                                              Item 1.

                   CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                 CONSOLIDATED BALANCE SHEETS (continued)
                            				(In Thousands)


					                                         March 31,       December 31,
					                                           1996              1995
                                   					   ------------      ------------
					                                      (Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Outstanding checks in excess of cash
    balances                                 $    3,594      $    7,443
  Short-term borrowings:
    Commercial paper                                  -          42,800
    Advances from parent company                 42,329              72
  Current maturities of long-term debt              735          12,672
  Accounts payable:
    Vendors and other                            25,339          14,532
    Interexchange carriers                       21,646          20,389
    Affiliated companies                         22,036          15,883
  Accrued taxes                                  23,838          14,635
  Advance billings and customer deposits         18,422          18,178
  Accrued vacation pay                            9,724           8,916
  Other                                          19,003          17,717
                                   					      ---------       ---------
				                                          		186,666         173,237

LONG-TERM DEBT                                  248,696         248,309

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                          79,318          77,841
  Postretirement and other benefit
    obligations                                  54,724          51,824
  Other                                          14,088          13,900
					                                         ---------       ---------
				                                          		148,130         143,565

COMMON STOCK AND OTHER STOCKHOLDER'S EQUITY
  Common stock, par value $20 per share,
    authorized-5,000,000 shares, issued
    and outstanding-3,626,510 shares             72,530          72,530
  Capital in excess of par value                 71,991          71,991
  Retained earnings                             352,299         342,746
                                   					      ---------       ---------
			                                          			496,820         487,267
					                                         ---------       ---------

                                   					     $1,080,312      $1,052,378
					                                         =========       =========




See accompanying condensed notes to consolidated financial statements.

                                                 							    Form 10-Q Part I.
								                                                              Item 1.

                   CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                     CONSOLIDATED STATEMENTS OF INCOME
                            				(In Thousands)


				                                  Three Months Ended March 31,
			                                   		 1996              1995
				                                  ---------          ---------
					                                          (Unaudited)
OPERATING REVENUES
Local service                        $   81,877        $   71,510
Network access service                   57,456            51,756
Long distance service                    18,944            25,144
Other                                    39,574            34,561
                            				      ---------         ---------
                                   					197,851           182,971


OPERATING EXPENSES
Plant expense                            51,730            54,961
Depreciation                             33,420            32,170
Customer operations                      31,481            26,516
Corporate operations                     17,767            16,737
Other                                     8,850             7,488
Taxes:
  Federal income:
    Current                              13,726            14,961
    Deferred                                977            (3,590)
    Deferred investment tax credits           -              (546)
  State, local and miscellaneous          8,202             7,398
                             			      ---------         ---------
			                                   		166,153           156,095

OPERATING INCOME                         31,698            26,876

INTEREST EXPENSE
  Short-term borrowings and
    long-term debt                        4,730             4,838
  Other                                     999               488
                             			      ---------         ---------
					                                     5,729             5,326

OTHER INCOME
  Interest charged to construction          439                54
  Other, net                              3,709               180
                            				      ---------         ---------
					                                     4,148               234
				                                  ---------         ---------


NET INCOME                           $   30,117        $   21,784
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

                                                 							    Form 10-Q Part I.
								                                                              Item 1.

                   CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	               	   CONSOLIDATED STATEMENTS OF CASH FLOWS
			                            (In Thousands)


						                                             Three Months Ended
						                                                 	March 31,
			                                          			  1996            1995
                                         						--------        --------
						                                                (Unaudited)
OPERATING ACTIVITIES
Net income                                    $  30,117       $  21,784
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                                   33,420          32,170
  Deferred income taxes and investment
   tax credits                                    1,681          (4,841)
  Changes in operating assets and
   liabilities:
    Receivables, net                               (269)          5,646
    Inventories and other current assets         (3,558)             39
    Accounts payable, accrued expenses
      and other current liabilities              25,909          20,058
    Noncurrent assets and liabilities, net          130           2,253
  Other, net                                       (181)           (102)
                                   					       ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES        87,249          77,007
                                   					       ---------       ---------

INVESTING ACTIVITIES
Capital expenditures                            (53,774)        (47,501)
Other, net                                         (774)           (768)
                                    				       ---------       ---------
NET CASH USED BY INVESTING ACTIVITIES           (54,548)        (48,269)
					                                          ---------       ---------

FINANCING ACTIVITIES
Retirements of long-term debt                   (11,609)         (8,048)
Net increase (decrease) in short-term
 borrowings                                        (543)          1,438
Dividends paid                                  (20,564)        (22,123)
                                   					       ---------       ---------
NET CASH USED BY FINANCING ACTIVITIES           (32,716)        (28,733)
					                                          ---------       ---------

INCREASE (DECREASE) IN CASH                         (15)              5

CASH AT BEGINNING OF PERIOD                          54              16
                                    				       ---------       ---------

CASH AT END OF PERIOD                         $      39       $      21
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

                                                 							    Form 10-Q Part I.
								                                                              Item 1.

                   CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           				 (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The information contained in this Form 10-Q for the three-month interim periods ended March 31, 1996 and 1995 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1996.

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

     Certain amounts previously reported for the prior period have been reclassified to conform to the current period presentation in the accompanying consolidated financial statements. Such reclassifications had no effect on the results of operations or stockholder's equity as previously reported.

Earnings Per Share
- - ------------------
     Earnings per share information has been omitted because the Company is a wholly-owned subsidiary of Sprint Corporation (Sprint).

                                                 							    Form 10-Q Part I.
								                                                              Item 1.

                   CAROLINA TELEPHONE AND TELEGRAPH COMPANY
      	    CONDENSED NOTES TO THE FINANCIAL STATEMENTS (continued)
			                             	(Unaudited)


2.  SUPPLEMENTAL CASH FLOW INFORMATION

     The supplemental disclosures for the consolidated statements of cash flows for the three months ended March 31 are as follows (in thousands):

                                         						    1996          1995
					                                          	   ----          ----
Cash paid for
   Interest, net of amounts capitalized         $ 4,168       $ 4,170
   Income taxes                                   1,401         1,697

                                                 							    Form 10-Q Part I.
								                                                              Item 2.

                   CAROLINA TELEPHONE AND TELEGRAPH COMPANY
       	      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		                   CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- - ---------------------
     The Company adopted accounting principles for a competitive marketplace effective December 31, 1995 and discontinued applying Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The primary effects of the Company's discontinued application of SFAS No. 71 were that certain accumulated depreciation balances were increased, plant asset lives were shortened from regulator-prescribed lives to estimated economic lives, switch software costs which had previously been expensed as incurred are now being capitalized and amortized, and the effects of any actions of regulators that had been recognized as assets and liabilities pursuant to SFAS No. 71, but which would not have been recognized as such by enterprises in general, were eliminated from the consolidated balance sheet. It is not expected that the discontinued application of SFAS No. 71 will have a significant impact on 1996 operating results.

    Local service revenues increased $10.4 million or 14.5 percent for the three-month period ended March 31, 1996 compared to the same period in 1995. Basic area service revenues contributed $7.1 million to this increase, primarily attributable to a 5.0 percent growth in access lines and the implementation of Expanded Local Calling Service (ELCS). ELCS, which includes exchanges within an approximately 40-mile radius of a central office, allows customers to choose one of three local service options that best fits their personal calling needs. The implementation of ELCS changed the category of this revenue from long distance service revenues to local service revenues. For the same period, revenue from custom calling features increased as a result of access line gains and marketing promotions. Translink, Digilink, and the North Carolina Information Highway project contributed to an increase in local private line revenues. Translink is an interexchange digital channel service which provides access transport between a customer's premises and the local serving office on a channelized basis over a high-capacity digital facility. Digilink is a digital transmission service designed to transmit signals, end to end, over digital facilities routed through central offices. As part of the North Carolina Information Highway project, the Company is providing equipment to the state government to provide link-up capabilities for different schools and institutions.

     Network access service revenues increased $5.7 million or 11.0 percent for the three-month period ended March 31, 1996 compared to the same period in 1995. The increase was primarily due to a 12.6 percent growth in interstate access minutes and a 12.9 percent growth in intrastate access minutes.

     Long distance service revenues decreased $6.2 million or 24.7 percent for the three-month period ended March 31, 1996 compared to the same period in 1995. Carolina Telephone Long Distance, Inc. experienced an 8.2 percent decrease in access lines due to aggressive advertising campaigns of its competitors. The remaining decrease is the result of the implementation of ELCS, which changed the category of this revenue from long distance service revenues to local service revenues.

                                                 							    Form 10-Q Part I.
								                                                              Item 2.

                   CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	              CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)
- - ---------------------------------
     Other revenues increased $5.0 million or 14.5 percent for the three-month period ended March 31, 1996 compared to the same period in 1995. The increase primarily represents increases in equipment sales and installation revenue, general support asset rent revenue, and revenue from North Carolina Utility Services (NCUS), a non-regulated line of business specializing in locating underground utility lines. The increase in NCUS revenues reflects an expansion of the service area and an increase in the customer base in existing service areas, as well as revenues attributable to Drop Administration Placement, a new line of business of NCUS specializing in administering the placement of buried service wires.

     Plant expense decreased $3.2 million or 5.9 percent for the three-month period ended March 31, 1996 compared to the same period in 1995. In conjunction with the adoption of accounting principles for a competitive marketplace, switch software costs which had previously been expensed as incurred are now being capitalized and amortized, which resulted in a decrease in plant expense. This decrease was partially offset by increases in both furniture and general purpose computer expenses.

     Customer operations expense increased $5.0 million or 18.7 percent for the three-month period ended March 31, 1996 compared to the same period in 1995. NCUS expenses increased due to the expansion of its customer base and its new line of business, Drop Administration Placement. Customer operations expense also reflects increases in directory assistance services provided by Central Telephone Company - North Carolina Division (an affiliate), increased resources in business office operations required to meet customer demands, and developmental expenses incurred for a new standard marketing billing system which is expected to be implemented in 1997.

     The other, net, portion of other income increased $3.5 million for the three-month period ended March 31, 1996 compared to the same period in 1995. In 1995, the Company transferred its investment in Rural Service Area cellular partnerships to its affiliate, Centel Corporation (Centel), in exchange for preferred stock issued by Centel. This increase in other income was primarily due to dividends received on the Centel preferred stock.

Liquidity and Capital Resources
- - -------------------------------
     Cash flows from operating activities are the Company's primary source of liquidity. Net cash provided by operating activities increased $10.2 million for the three-month period ended March 31, 1996 compared to the same period in 1995, primarily due to improved operating results in the 1996 period.

     Net cash used by investing activities increased $6.3 million for the three-month period ended March 31, 1996 compared to the same period in 1995 primarily due to telecommunications plant additions. The Company's planned expenditures for 1996 are $163.7 million.

                                                 							    Form 10-Q Part I.
								                                                              Item 2.

		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	              CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
- - -------------------------------------------

     Net cash used by financing activities increased $4.0 million for the three-month period ended March 31, 1996 compared to the same period in 1995 primarily due to an increase in retirements of long-term debt and a decrease in short-term borrowings, partially offset by a decrease in dividend payments.

     As of March 31, 1996, the Company had a total of $60 million in one-year bank commitments. The bank lines provide for short-term borrowings at market rates of interest and require annual commitment fees based on the unused portion. Such lines of credit, which support commercial paper, may be withdrawn by the banks if there is a material adverse change in the financial condition of Sprint or the Company. As of March 31, 1996, no amounts were borrowed against this credit facility. Currently, all borrowing transactions are made with the parent company; therefore, no commercial paper was outstanding at March 31, 1996.

     The Company is also authorized to issue and sell an additional $75 million in debentures. The debentures must be due within thirty years of the date of issue and cannot exceed an interest rate of 7.25 percent.

     The Company's ratio of common equity to total capital was 63.0 percent at March 31, 1996 and 61.6 percent at December 31, 1995. The Company's ratio of long-term debt to total capital was 31.6 percent at March 31, 1996 and
33.0 percent at December 31, 1995.

                                                  						    Form 10-Q Part II.

                   CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                    			      OTHER INFORMATION


Item 1.  Legal Proceedings

       	 There were no reportable events during the quarter ended
	        March 31, 1996.

Item 2.  Changes in Securities

       	 Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

       	 Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

       	 Omitted under the provisions of General Instruction H.

Item 5.  Other Information

       	 The Company's ratios of earnings to fixed charges were 8.61 and 7.00 for the three months ended March 31, 1996 and 1995,
	        respectively. These ratios have been computed by dividing fixed charges into the sum of (a) net income less capitalized interest included in income, (b) income taxes and (c) fixed charges. Fixed charges consist of interest on all indebtedness
       	 (including amortization of debt issuance expenses) and the interest factor of operating rents.

Item 6.  Exhibits and Reports on Form 8-K

       	 (a)  The following exhibits are filed as part of this report:

       	      (12) Computation of ratios of earnings to fixed charges.
       	      (27) Financial data schedule.

        (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

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



                        			   Carolina Telephone and Telegraph Company
			                           ----------------------------------------
				                                      	  Registrant



Date  5-15-96              By            s/F. E. Westmeyer
      -------                 ----------------------------------------
			                            F. E. Westmeyer, Vice President-Finance
		                              		 (Principal Financial Officer)


Date  5-15-96             By             s/T. J. Geller
      -------                 ----------------------------------------
				                                  T. J. Geller, Controller
			                                (Principal Accounting Officer)