Form 10-Q
period 1996-06-30
CAROLINA TELEPHONE & TELEGRAPH CO
filed 1996-08-14
CIK 275177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

			                      WASHINGTON, D. C.  20549

				                            FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1996
                     			       --------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             						   Yes   X     No
						                                                    -----      -----
There are 3,626,510 shares of common stock, par value $20, outstanding as of
June 30, 1996 and as of the date of filing of this report.

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

Exhibit 12

Exhibit 27

                                                  						    Form 10-Q Part I.
								                                                              Item 1.

    		              CAROLINA TELEPHONE AND TELEGRAPH COMPANY
			                       CONSOLIDATED BALANCE SHEETS
		                           		 (In Thousands)


					                                          June 30,       December 31,
                                           						1996             1995
					                                       ------------     ------------
					                                        (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                       $       93      $       54
  Receivables, net of allowance for
    doubtful accounts of $2,909
    ($2,348 in 1995):
      Customers and other                        98,466          81,710
      Interexchange carriers                     24,792          25,955
      Affiliated companies                        6,097           4,920
  Inventories                                    11,037           6,884
  Prepaid expenses and other                      1,294           1,601
                                   					      ---------       ---------
				                                          		141,779         121,124





PROPERTY, PLANT AND EQUIPMENT
  Land and buildings                            137,390         136,486
  Telephone network equipment and outside
    plant                                     1,615,295       1,568,154
  Other                                         102,023          93,859
  Construction in progress                       40,290          19,992
					                                         ---------       ---------
					                                         1,894,998       1,818,491
  Less accumulated depreciation               1,023,232         969,389
					                                         ---------       ---------
					                                          	871,766         849,102





DEFERRED CHARGES AND OTHER ASSETS                87,581          82,152
					                                         ---------       ---------




                                   					     $1,101,126      $1,052,378
					                                         =========       =========



See accompanying condensed notes to consolidated financial statements.

                                                 							    Form 10-Q Part I.
								                                                              Item 1.

		                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                  CONSOLIDATED BALANCE SHEETS (continued)
                           				 (In Thousands)


                                   					     June 30,        December 31,
					                                          1996              1995
					                                      ------------      ------------
					                                      (Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Outstanding checks in excess of cash
    balances                                 $    6,478      $    7,443
  Short-term borrowings:
    Commercial paper                                  -          42,800
    Advances from parent company                 79,361              72
  Current maturities of long-term debt               44          12,672
  Accounts payable:
    Vendors and other                            16,655          14,532
    Interexchange carriers                       18,861          20,389
    Affiliated companies                         15,834          15,883
  Accrued taxes                                   7,975          14,635
  Advance billings and customer deposits         18,296          18,178
  Accrued vacation pay                            9,875           8,916
  Other                                          21,093          17,717
                                   					      ---------       ---------
					                                          	194,472         173,237

LONG-TERM DEBT                                  248,419         248,309

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                          79,868          77,841
  Postretirement and other benefit
    obligations                                  57,322          51,824
  Other                                          11,758          13,900
					                                         ---------       ---------
						                                          148,948         143,565

COMMON STOCK AND OTHER STOCKHOLDER'S EQUITY
  Common stock, par value $20 per share,
    authorized-5,000,000 shares, issued
    and outstanding-3,626,510 shares             72,530          72,530
  Capital in excess of par value                 71,991          71,991
  Retained earnings                             364,766         342,746
					                                         ---------       ---------
				                                          		509,287         487,267
					                                         ---------       ---------
					                                        $1,101,126      $1,052,378
					                                         =========       =========





See accompanying condensed notes to consolidated financial statements.

                                                 							    Form 10-Q Part I.
								                                                              Item 1.

		                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                    	CONSOLIDATED STATEMENTS OF INCOME
		                            	 (In Thousands)

			                            Three Months Ended       Six Months Ended
				                                June 30,                June 30,
			                            ------------------       ----------------
                           				  1996       1995        1996        1995
			                           	  ----       ----        ----        ----
                            				    (Unaudited)            (Unaudited)

OPERATING REVENUES
Local service                 $ 86,019   $ 74,511    $167,896    $146,021
Network access service          58,656     53,299     116,112     105,055
Long distance service           14,550     25,166      33,494      50,310
Other                           51,002     39,553      90,576      74,114
                     			       -------    -------     -------     -------
			                            210,227    192,529     408,078     375,500
OPERATING EXPENSES
Plant expense                   54,370     52,837     106,100     107,798
Depreciation                    34,267     33,130      67,687      65,300
Customer operations             33,652     29,869      65,133      56,385
Corporate operations            17,063     17,353      34,830      34,090
Other                           13,297      8,878      22,147      16,366
Taxes:
  Federal income:
    Current                     15,072     12,931      28,798      27,892
    Deferred                       356       (136)      1,333      (3,726)
    Deferred investment tax
      credits                        -       (564)          -      (1,110)
  State, local and
    miscellaneous                8,400      7,741      16,602      15,139
			                            -------    -------     -------     -------
			                            176,477    162,039     342,630     318,134
			                            -------    -------     -------     -------

OPERATING INCOME                33,750     30,490      65,448      57,366

Interest Expense
Short-term borrowings and
  long-term debt                 4,511      5,172       9,241      10,010
Other                            1,102        857       2,101       1,345
                     			       -------    -------     -------     -------
			                            	 5,613      6,029      11,342      11,355
Other Income
Interest charged to
  construction                     610         61       1,049         115
Other, net                       3,666        184       7,375         364
                     			       -------    -------     -------     -------
			                            	 4,276        245       8,424         479
			                            -------    -------     -------     -------

NET INCOME                    $ 32,413   $ 24,706    $ 62,530    $ 46,490
                     			       =======    =======     =======     =======

See Accompanying Condensed Notes to Consolidated Financial Statements.

                                                 							    Form 10-Q Part I.
                                                        								      Item 1.

    		              CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                   CONSOLIDATED STATEMENTS OF CASH FLOWS
		                           		 (In Thousands)


						                                              Six Months Ended
					                                                 		June 30,
						                                            --------------------
                                         					 	  1996            1995
					                                         	   ----            ----
						                                                 (Unaudited)
OPERATING ACTIVITIES
Net income                                    $  62,530       $  46,490
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                                   67,687          65,300
  Deferred income taxes and investment
   tax credits                                    2,097          (5,441)
  Changes in operating assets and
   liabilities:
    Receivables, net                            (16,770)          3,586
    Inventories and other current assets         (3,675)          1,983
    Accounts payable, accrued expenses
      and other current liabilities              (2,626)         (5,222)
    Noncurrent assets and liabilities, net       (2,073)          3,658
  Other, net                                       (123)           (127)
                                   					       ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES       107,047         110,227
					                                          ---------       ---------

INVESTING ACTIVITIES
Capital expenditures                            (89,037)        (92,071)
Other, net                                       (1,314)           (580)
                                   					       ---------       ---------
NET CASH USED BY INVESTING ACTIVITIES           (90,351)        (92,651)
					                                          ---------       ---------

FINANCING ACTIVITIES
Retirements of long-term debt                   (12,636)         (8,510)
Net increase in short-term borrowings            36,489          43,090
Dividends paid                                  (40,510)        (52,151)
                                   					       ---------       ---------
NET CASH USED BY FINANCING ACTIVITIES           (16,657)        (17,571)
					                                          ---------       ---------

INCREASE IN CASH                                     39               5

CASH AT BEGINNING OF PERIOD                          54              16
                                    				       ---------       ---------
CASH AT END OF PERIOD                         $      93       $      21
					                                          =========       ==========




See accompanying condensed notes to consolidated financial statements.

                                                 							    Form 10-Q Part I.
								                                                              Item 1.

		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            				 (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The information contained in this Form 10-Q for the three- and six-month interim periods ended June 30, 1996 and 1995 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1996.

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

                                                 							    Form 10-Q Part I.
								                                                              Item 1.

		                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
				                             (Unaudited)


2.  SUPPLEMENTAL CASH FLOW INFORMATION

     The supplemental disclosures for the consolidated statements of cash flows for the six months ended June 30 are as follows (in thousands):

                                         						   1996          1995
						                                            ----          ----
Cash paid for
   Interest, net of amounts capitalized         $11,090       $11,097
   Income taxes                                  37,842        38,091


3.  SUBSEQUENT EVENT

     In July 1996, the Company redeemed $50 million of debentures with an interest rate of 9.0 percent prior to scheduled maturity. In connection with this early extinguishment of debt there was a $6.8 million charge. This charge consisted of $2.1 million of prepayment penalty, $3.5 million write-off of related debt issuance costs and $1.2 million of debt discount costs.

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

    Local service revenues increased $21.9 million or 15.0 percent for the six-month period ended June 30, 1996 compared to the same period in 1995. Basic area service revenues contributed $16.5 million to this increase, primarily attributable to a 5.0 percent growth in access lines and the implementation of Expanded Local Calling Service (ELCS). ELCS, which includes exchanges within an approximately 40-mile radius of a central office, allows customers to choose one of three local service options that best fits their personal calling needs. The implementation of ELCS changed the category of this revenue from long distance service revenues to local service revenues. For the same period, revenue from custom calling features increased $3.7 million as a result of access line gains and marketing promotions. Translink, Digilink, and the North Carolina Information Highway project contributed to an increase in local private line revenues. Translink is an interexchange digital channel service which provides access transport between a customer's premises and the local serving office on a channelized basis over a high-capacity digital facility. Digilink is a digital transmission service designed to transmit signals, end to end, over digital facilities routed through central offices. As part of the North Carolina Information Highway project, the Company is providing equipment to the state government to provide link-up capabilities for different schools and institutions.

     Network access service revenues increased $11.1 million or 10.5 percent for the six-month period ended June 30, 1996 compared to the same period in 1995. The increase was primarily the result of interstate access revenue true-ups for prior periods as well as a 10.7 percent growth in interstate access minutes and a 9.9 percent growth in intrastate access minutes.

     Long distance service revenues decreased $16.8 million or 33.4 percent for the six-month period ended June 30, 1996 compared to the same period in 1995. Carolina Telephone Long Distance, Inc. experienced a 13.9 percent decrease in access lines due to aggressive advertising campaigns of its competitors. The remaining decrease is the result of the implementation of ELCS, which changed the category of this revenue from long distance service revenues to local service revenues.

                                                 							    Form 10-Q Part I.
								                                                              Item 2.

		                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
              		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              		 CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)
- - ---------------------------------
     Other revenues increased $16.5 million or 22.2 percent for the six-month period ended June 30, 1996 compared to the same period in 1995. The increase primarily represents increases in equipment sales and installation revenue, general support asset rent revenue, and revenue from North Carolina Utility Services (NCUS), a non-regulated line of business specializing in locating underground utility lines. The increase in NCUS revenues reflects an expansion of the service area and an increase in the customer base in existing service areas, as well as revenues attributable to Drop Administration Placement, a new line of business of NCUS specializing in administering the placement of buried service wires.

     Plant expense decreased $1.7 million or 1.6 percent for the six-month period ended June 30, 1996 compared to the same period in 1995. In conjunction with the adoption of accounting principles for a competitive marketplace, switch software costs which had previously been expensed as incurred are now being capitalized and amortized, which resulted in a decrease in plant expense. This decrease was partially offset by increases in both furniture and general purpose computer expenses and expenses for a new automated outside plant mapping and facilities management system.

     Customer operations expense increased $8.7 million or 15.5 percent for the six-month period ended June 30, 1996 compared to the same period in 1995. NCUS expenses increased $3.4 million due to the expansion of its customer base and its new line of business, Drop Administration Placement. Sales expenses increased as the Company continues to intensify its efforts to achieve an increased market share and gain knowledge of its customer expectations. Customer operations expense also reflects increased resources in business office operations required to meet customer demands and developmental expenses incurred for a new standard marketing billing system which is expected to be implemented in 1997.

     Other operating expenses increased $5.8 million or 35.3 percent for the six-month period ended June 30, 1996 compared to the same period in 1995. A portion of this fluctuation was due to a $3.4 million increase in cost of equipment sales, generally correlating with the overall trend in equipment sales. The remainder of the increase was due to the Company transferring its investment in Rural Service Area cellular partnerships in 1995 to its affiliate, Centel Corporation (Centel), in exchange for preferred stock issued by Centel. Net income was no longer received from Rural Service Area partnerships after the 1995 transfer, therefore creating an increase in other operating expenses in 1996.

     The other, net portion of other income increased $7.0 million for the six-month period ended June 30, 1996 compared to the same period in 1995. In 1995, the Company transferred its investment in Rural Service Area cellular partnerships to its affiliate, Centel, in exchange for preferred stock issued by Centel. This increase in other income was primarily due to dividends received on the Centel preferred stock.

                                                 							    Form 10-Q Part I.
								                                                              Item 2.

		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
             		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	               CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources
- - -------------------------------
     Cash flows from operating activities are the Company's primary source of liquidity. Net cash provided by operating activities decreased $3.2 million for the six-month period ended June 30, 1996 compared to the same period in 1995, primarily due to increases in accounts receivable and inventories, partially offset by improved operating results in the 1996 period.

     Net cash used by investing activities decreased $2.3 million for the six-month period ended June 30, 1996 compared to the same period in 1995. This decrease was impacted by a reduction in telecommunications plant additions. The Company's planned construction expenditures for 1996 are $163.7 million.

     Net cash used by financing activities decreased $0.9 million for the six-month period ended June 30, 1996 compared to the same period in 1995 primarily due to a decrease in dividend payments, partially offset by greater retirements of long-term debt and lesser increases in short-term borrowings.

     As of June 30, 1996, the Company had a total of $31 million in one-year bank commitments. The bank lines provide for short-term borrowings at market rates of interest and require annual commitment fees based on the unused portion. Such lines of credit, which support commercial paper, may be withdrawn by the banks if there is a material adverse change in the financial condition of Sprint or the Company. As of June 30, 1996, no amounts were borrowed against this credit facility. Currently, all borrowing transactions are made with the parent company; therefore, no commercial paper was outstanding at June 30, 1996.

     In July 1996, the Company redeemed $50 million of debentures with an interest rate of 9.0 percent prior to scheduled maturity. In connection with this early extinguishment of debt there was a $6.8 million charge. This charge consisted of $2.1 million of prepayment penalty, $3.5 million write-off of related debt issuance costs and $1.2 million of debt discount costs.

     The Company is also authorized to issue and sell an additional $75 million in debentures. The debentures must be due within thirty years of the date of issue and cannot exceed an interest rate of 7.25 percent.

     The Company's ratio of common equity to total capital was 60.8 percent at June 30, 1996 and 61.6 percent at December 31, 1995. The Company's ratio of long-term debt to total capital was 29.7 percent at June 30, 1996 and 33.0 percent at December 31, 1995.

                                                 							    Form 10-Q Part II.

                    CAROLINA TELEPHONE AND TELEGRAPH COMPANY
			                             OTHER INFORMATION


Item 1.  Legal Proceedings

       	 There were no reportable events during the quarter ended
	        June 30, 1996.

Item 2.  Changes in Securities

         Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

       	 Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

       	 Omitted under the provisions of General Instruction H.

Item 5.  Other Information

       	 The Company's ratios of earnings to fixed charges were 9.27
	        and 7.03 for the three months ended and 8.93 and 7.01 for the six months ended June 30, 1996 and 1995, respectively.
	        These ratios have been computed by dividing fixed charges into the sum of (a) net income less capitalized interest
	        included in income, (b) income taxes and (c) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses) and the interest factor of operating rents.

Item 6.  Exhibits and Reports on Form 8-K

       	 (a)  The following exhibits are filed as part of this report:

       	      (12) Computation of ratios of earnings to fixed charges.
	             (27) Financial data schedule.

       	 (b)  No reports on Form 8-K were filed during the quarter
	             ended June 30, 1996.

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



Date  8-12-96             By             s/F. E. Westmeyer
      -------                 ----------------------------------------
                      			      F. E. Westmeyer, Vice President-Finance
				                                (Principal Financial Officer)


Date  8-12-96             By              s/T. J. Geller
      -------                 ----------------------------------------
                                     T. J. Geller, Controller
				                              (Principal Accounting Officer)