Form 10-Q
period 1996-09-30
CAROLINA TELEPHONE & TELEGRAPH CO
filed 1996-11-14
CIK 275177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	                       	WASHINGTON, D. C.  20549
                      			       FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1996
                     			       ----------------------------------------
			                               	OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                     			       ------------------    ------------------

Commission file number:                    1-6469
                     			-----------------------------------------------

       	       CAROLINA TELEPHONE AND TELEGRAPH COMPANY
-----------------------------------------------------------------------
        	(Exact name of registrant as specified in its charter)


    	    North Carolina                          56-0931189
----------------------------------   ----------------------------------
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)             Identification No.)


14111 Capital Boulevard, Wake Forest, North Carolina       27587
------------------------------------------------------------------------
  	  (Address of principal executive offices)           (Zip Code)


                    			       919-554-7900
------------------------------------------------------------------------
        	(Registrant's telephone number, including area code)


------------------------------------------------------------------------
	(Former name, former address and former fiscal year, if changed since last report)

This registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         						    Yes   X     No
	                                                						-----      -----
There are 3,626,510 shares of common stock, par value $20, outstanding as of
September 30, 1996 and as of the date of filing of this report.

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

Exhibit 12

Exhibit 27

                                                 							    Form 10-Q Part I.
								                                                              Item 1.

                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                      CONSOLIDATED BALANCE SHEETS
                      			      (In Thousands)


					                                      September 30,   December 31,
			                                          			1996           1995
                                   					   -------------   ------------
					                                       (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                       $      330      $       54
  Receivables, net of allowance for
    doubtful accounts of $3,610
    ($2,348 in 1995):
      Customers and other                       113,677          81,710
      Interexchange carriers                     25,634          25,955
      Affiliated companies                       10,466           4,920
  Inventories                                    10,667           6,884
  Prepaid expenses and other                      1,160           1,601
                                   					     ----------      ----------
				                                          		161,934         121,124





PROPERTY, PLANT AND EQUIPMENT
  Land and buildings                            138,005         136,486
  Telephone network equipment and outside
    plant                                     1,637,216       1,568,154
  Other                                         107,407          93,859
  Construction in progress                       34,700          19,992
					                                        ----------      ----------
					                                         1,917,328       1,818,491
  Less accumulated depreciation               1,041,272         969,389
					                                        ----------      ----------
					                                          	876,056         849,102





DEFERRED CHARGES AND OTHER ASSETS                85,640          82,152
					                                        ----------      ----------





                                   					     $1,123,630      $1,052,378
					                                        ==========      ==========


See accompanying condensed notes to consolidated financial statements.

                                                  						    Form 10-Q Part I.
								                                                              Item 1.

                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                CONSOLIDATED BALANCE SHEETS (continued)
                     			      (In Thousands)


					                                      September 30,     December 31,
					                                          1996             1995
                                     				  -------------     ------------
				                                    	   (Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Outstanding checks in excess of cash
    balances                                 $    7,417      $    7,443
  Short-term borrowings:
    Commercial paper                                  -          42,800
    Advances from parent company                134,783              72
  Current maturities of long-term debt               16          12,672
  Accounts payable:
    Vendors and other                            16,678          14,532
    Interexchange carriers                       21,495          20,389
    Affiliated companies                         17,363          15,883
  Accrued taxes                                  11,711          14,635
  Advance billings and customer deposits         17,848          18,178
  Accrued vacation pay                           10,502           8,916
  Other                                          21,072          17,717
                                   					     ----------      ----------
					                                          	258,885         173,237

LONG-TERM DEBT                                  199,414         248,309

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                          81,399          77,841
  Postretirement and other benefit
    obligations                                  60,159          51,824
  Other                                          10,449          13,900
					                                        ----------      ----------
					                                          	152,007         143,565

COMMON STOCK AND OTHER STOCKHOLDER'S EQUITY
  Common stock, par value $20 per share,
    authorized-5,000,000 shares, issued
    and outstanding-3,626,510 shares             72,530          72,530
  Capital in excess of par value                 75,744          71,991
  Retained earnings                             365,050         342,746
					                                        ----------      ----------
			                                          			513,324         487,267
					                                        ----------      ----------

                                   					     $1,123,630      $1,052,378
					                                        ==========      ==========




See accompanying condensed notes to consolidated financial statements.

                                                 							    Form 10-Q Part I.
								                                                              Item 1.
                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                   CONSOLIDATED STATEMENTS OF INCOME
                      			     (In Thousands)

			                            Three Months Ended      Nine Months Ended
		                            		  September 30,           September 30,
			                            	 1996       1995        1996        1995
                     			       ------------------      -----------------
			                            	   (Unaudited)            (Unaudited)
OPERATING REVENUES
Local service                 $ 91,175   $ 77,180    $259,071    $223,201
Network access service          62,552     56,244     178,664     161,299
Long distance service           14,471     23,597      47,965      73,907
Other                           49,593     40,911     140,169     115,025
			                           --------   --------    --------    --------
			                            217,791    197,932     625,869     573,432
OPERATING EXPENSES
Plant expense                   59,741     52,266     165,841     160,064
Depreciation                    33,528     33,064     101,215      98,364
Customer operations             37,553     31,710     102,686      88,095
Corporate operations            18,229     18,232      53,059      52,322
Other                           12,084     10,415      34,231      26,781
Taxes:
  Federal income:
    Current                     12,496     15,182      41,294      43,074
    Deferred                     3,521     (1,407)      4,854      (5,133)
    Deferred investment tax
      credits                        -       (547)          -      (1,657)
  State, local and
    miscellaneous                8,132      7,988      24,734      23,127
			                           --------   --------    --------    --------
			                            185,284    166,903     527,914     485,037
			                           --------   --------    --------    --------
OPERATING INCOME                32,507     31,029      97,955      88,395

Interest Expense
Short-term borrowings and
  long-term debt                 3,482      5,453      12,723      15,463
Other                            1,669        656       3,770       2,001
                     			      --------   --------    --------    --------
				                             5,151      6,109      16,493      17,464
Other Income (Expense)
Interest charged to
  construction                    (881)       230         168         345
Other, net                       3,488      4,443      10,863       4,807
			                           --------   --------    --------    --------
	                             		 2,607      4,673      11,031       5,152
			                           --------   --------    --------    --------
Income before
  extraordinary item            29,963     29,593      92,493      76,083

Extraordinary loss on early
  extinguishment of debt, net    3,750          -       3,750           -
                     			      --------   --------    --------    --------
NET INCOME                    $ 26,213   $ 29,593    $ 88,743    $ 76,083
			                           ========   ========    ========    ========
See Accompanying Condensed Notes to Consolidated Financial Statements.

                                                  						    Form 10-Q Part I.
								                                                              Item 1.

                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                 CONSOLIDATED STATEMENTS OF CASH FLOWS
			                           (In Thousands)


					                                          	  Nine Months Ended
						                                               September 30,
						                                           1996            1995
                                   					     ---------------------------
						                                                (Unaudited)
OPERATING ACTIVITIES
Net income                                    $  88,743       $  76,083
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                                  101,215          98,364
  Extraordinary loss on early extinguishment
   of debt                                        4,713               -
  Deferred income taxes and investment
   tax credits                                    6,008          (7,606)
  Changes in operating assets and liabilities:
   Receivables, net                             (37,192)         (1,907)
   Inventories and other current assets          (3,342)          2,746
   Accounts payable, accrued expenses
    and other current liabilities                 6,393          (6,772)
   Noncurrent assets and liabilities, net         1,396          10,194
  Other, net                                     (2,296)            803
					                                         ----------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES       165,638         171,905
					                                         ----------      ----------

INVESTING ACTIVITIES
Capital expenditures                           (126,285)       (121,143)
Other, net                                       (1,884)           (788)
                                   					      ----------      ----------
NET CASH USED BY INVESTING ACTIVITIES          (128,169)       (121,931)
					                                         ----------      ----------

FINANCING ACTIVITIES
Retirements of long-term debt                   (62,668)         (8,543)
Net increase in short-term borrowings            91,911          20,770
Dividends paid                                  (66,439)        (62,160)
Other                                                 3               -
                                   					      ----------      ----------
NET CASH USED BY FINANCING ACTIVITIES           (37,193)        (49,933)
					                                         ----------      ----------

INCREASE IN CASH                                    276              41

CASH AT BEGINNING OF PERIOD                          54              16
                                   				      ----------      ----------

CASH AT END OF PERIOD                         $     330       $      57
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

                                                 							    Form 10-Q Part I.
								                                                              Item 1.

                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                           (Unaudited)


1.  NEW SUBSIDIARY - JOINT UNDERGROUND LOCATING SERVICES, INC.

     In September 1996, the Company purchased Joint Underground Locating Services, Inc.(JULS) for $3.8 million from an affiliate, The United Telephone Company of Pennsylvania. JULS operates a non-regulated line of business specializing in locating underground utility lines serving in the following 13 states: Indiana, Minnesota, Massachusetts, Missouri, Nebraska, New Hampshire, New Jersey, New York, Ohio, Oklahoma, Pennsylvania, Texas, and Wyoming.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The information contained in this Form 10-Q for the three- and nine-month interim periods ended September 30, 1996 and 1995 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1996.

Basis of Presentation
---------------------
     The accompanying consolidated financial statements include the accounts of Carolina Telephone and Telegraph Company and its wholly-owned subsidiaries, Carolina Telephone Long Distance, Inc., JULS, and SC One Company, collectively referred to as the "Company." All significant intercompany transactions have been eliminated.

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share
------------------
     Earnings per share information has been omitted because the Company is a wholly-owned subsidiary of Sprint Corporation (Sprint).


3.  SUPPLEMENTAL CASH FLOW INFORMATION

     The supplemental disclosures for the consolidated statements of cash flows for the nine months ended September 30 are as follows (in thousands):

                                         						   1996          1995
						                                            ----          ----
Cash paid for
   Interest, net of amounts capitalized         $16,839       $16,037
   Income taxes                                  50,968        52,712


4.  EARLY EXTINGUISHMENT OF DEBT

     In July 1996, the Company redeemed $50 million of debentures with an interest rate of 9.0 percent prior to scheduled maturity. In connection with this early extinguishment of debt, there was a $6.8 million charge. This charge consisted of $2.1 million of prepayment penalty, $3.5 million write-off of related debt costs and $1.2 million of debt discount costs. The extraordinary loss on the early extinguishment of debt is $3.8 million, net of income tax benefits.

					                                                 		    Form 10-Q Part I.
								                                                              Item 2.

                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
         	    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		                  CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------
     The Company adopted accounting principles for a competitive marketplace effective December 31, 1995 and discontinued applying Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The primary effects of the Company's discontinued application of SFAS No. 71 were that certain accumulated depreciation balances were increased, plant asset lives were shortened from regulator-prescribed lives to estimated economic lives, switch software costs which had previously been expensed as incurred are now being capitalized and amortized, and the effects of any actions of regulators that had been recognized as assets and liabilities pursuant to SFAS No. 71, but which would not have been recognized as such by enterprises in general, were eliminated from the consolidated balance sheet. It is not expected that the discontinued application of SFAS No. 71 will have a significant impact on 1996 operating results.

     Local service revenues increased $35.9 million or 16.1 percent for the nine-month period ended September 30, 1996 compared to the same period in 1995. Basic area service revenues contributed $26.6 million to this increase, primarily attributable to a 5.0 percent growth in access lines and the implementation of Expanded Local Calling Service (ELCS). ELCS, which includes exchanges within an approximately 40-mile radius of a central office, allows customers to choose one of three local service options that best fits their personal calling needs. The implementation of ELCS changed the category of this revenue from long distance service revenues to local service revenues. For the same period, revenue from custom calling features increased $7.4 million as a result of access line gains and marketing promotions. Translink, Digilink, and the North Carolina Information Highway project contributed to an increase in local private line revenues. Translink is an interexchange digital channel service which provides access transport between a customer's premises and the local serving office on a channelized basis over a high-capacity digital facility. Digilink is a digital transmission service designed to transmit signals, end to end, over digital facilities routed through central offices. As part of the North Carolina Information Highway project, the Company is providing equipment to the state government to provide link-up capabilities for different schools and institutions.

     Network access service revenues increased $17.4 million or 10.8 percent for the nine-month period ended September 30, 1996 compared to the same period in 1995. The increase was primarily the result of interstate access revenue true-ups for prior periods as well as a 10.2 percent growth in interstate access minutes and a 10.5 percent growth in intrastate access minutes.

     Long distance service revenues decreased $25.9 million or 35.1 percent for the nine-month period ended September 30, 1996 compared to the same period in 1995. Carolina Telephone Long Distance, Inc. experienced a 14.1 percent decrease in access lines due to aggressive advertising campaigns of its competitors. The remaining decrease is the result of the implementation of ELCS, which changed the category of this revenue from long distance service revenues to local service revenues.

                                                 							    Form 10-Q Part I.
								                                                              Item 2.

                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	              CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)
---------------------------------
     Other revenues increased $25.1 million or 21.9 percent for the nine-month period ended September 30, 1996 compared to the same period in 1995. The increase primarily represents increases in equipment sales and installation revenue, general support asset rent revenue, and revenue from North Carolina Utility Services (NCUS), a non-regulated line of business specializing in locating underground utility lines. The increase in NCUS revenues reflects an expansion of the service area and an increase in the customer base in existing service areas, as well as revenues attributable to Drop Administration Placement, a new line of business of NCUS specializing in administering the placement of buried service wires.

     Plant expense increased $5.8 million or 3.6 percent for the nine-month period ended September 30, 1996 compared to the same period in 1995. In conjunction with the adoption of accounting principles for a competitive marketplace, switch software costs which had previously been expensed as incurred are now being capitalized and amortized, which resulted in a decrease in plant expense. This decrease was more than offset by increases in both furniture and general purpose computer expenses and expenses for a new automated outside plant mapping and facilities management system.

     Customer operations expense increased $14.6 million or 16.6 percent for the nine-month period ended September 30, 1996 compared to the same period in 1995. NCUS expenses increased $5.3 million due to the expansion of its customer base and its new line of business, Drop Administration Placement. Sales expenses increased as the Company continues to intensify its efforts to achieve an increased market share and gain knowledge of its customer expectations. Customer operations expense also reflects increased resources in business office operations required to meet customer demands and developmental expenses incurred for a new standard marketing billing system which is expected to be implemented in 1997.

     Other operating expenses increased $7.5 million or 27.8 percent for the nine-month period ended September 30, 1996 compared to the same period in 1995. A portion of this fluctuation was due to a $4.9 million increase in cost of equipment sales, generally correlating with the overall trend in equipment sales. The remainder of the increase was due to the Company transferring its investment in Rural Service Area cellular partnerships in 1995 to its affiliate, Centel Corporation (Centel), in exchange for preferred stock issued by Centel. Net income was no longer received from Rural
Service Area cellular partnerships after the 1995 transfer, therefore creating an increase in other operating expenses in 1996.

     The other, net, portion of other income increased $6.1 million for the nine-month period ended September 30, 1996 compared to the same period in 1995. In 1995, the Company transferred its investment in Rural Service Area cellular partnerships to its affiliate, Centel, in exchange for preferred stock issued by Centel. This increase in other income was primarily due to dividends received on the Centel preferred stock.

                                                 							    Form 10-Q Part I.
								                                                              Item 2.

                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	             CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources
-------------------------------
     Cash flows from operating activities are the Company's primary source of liquidity. Net cash provided by operating activities decreased $6.3 million for the nine-month period ended September 30, 1996 compared to the same period in 1995, primarily due to increases in accounts receivable and inventories, partially offset by increases in other current liabilities and improved operating results in the 1996 period.

     Net cash used by investing activities increased $6.2 million for the nine-month period ended September 30, 1996 compared to the same period in 1995 primarily due to telecommunications plant additions. The Company's planned construction expenditures for 1996 are $163.7 million.

     Net cash used by financing activities decreased $12.7 million for the nine-month period ended September 30, 1996 compared to the same period in 1995 primarily due to an increase in short-term borrowings, partially offset by retirements of long-term debt.

     As of September 30, 1996, the Company had a total of $31 million in one-year bank commitments. The bank lines provide for short-term borrowings at market rates of interest and require annual commitment fees based on the unused portion. Such lines of credit, which support commercial paper, may be withdrawn by the banks if there is a material adverse change in the financial condition of Sprint or the Company. As of September 30, 1996, no amounts were borrowed against this credit facility. Currently, all borrowing transactions are made with the parent company; therefore, no commercial paper was outstanding at September 30, 1996.

     In July 1996, the Company redeemed $50 million of debentures with an interest rate of 9.0 percent prior to scheduled maturity. In connection with this early extinguishment of debt, there was a $6.8 million charge. This charge consisted of $2.1 million of prepayment penalty, $3.5 million write-off of related debt costs and $1.2 million of debt discount costs. The extraordinary loss on the early extinguishment of debt is $3.8 million, net of income tax benefits.

     The Company is also authorized to issue and sell an additional $75 million in debentures. The debentures must be due within thirty years of the date of issue and cannot exceed an interest rate of 7.25 percent.

     The Company's ratio of common equity to total capital was 60.6 percent at September 30, 1996 and 61.6 percent at December 31, 1995. The Company's ratio of long-term debt to total capital was 23.5 percent at September 30, 1996 and 33.0 percent at December 31, 1995.

                                                 							    Form 10-Q Part II.

                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                      			    OTHER INFORMATION


Item 1.  Legal Proceedings

       	 There were no reportable events during the quarter ended
	        September 30, 1996.

Item 2.  Changes in Securities

         Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

       	 Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

       	 Omitted under the provisions of General Instruction H.

Item 5.  Other Information

       	 The Company's ratios of earnings to fixed charges were 9.78
	        and 7.89 for the three months ended and 9.20 and 7.32 for the nine months ended September 30, 1996 and 1995, respectively.
       	 These ratios have been computed by dividing fixed charges into the sum of (a) income before extraordinary item less capitalized interest included in income, (b) income taxes and
	        (c) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses)
       	 and the interest factor of operating rents.

Item 6.  Exhibits and Reports on Form 8-K

       	 (a)  The following exhibits are filed as part of this report:

       	      (12) Computation of ratio of earnings to fixed charges.
	             (27) Financial data schedule.

       	 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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



Date  11-13-96          By            s/F. E. Westmeyer
      --------              -----------------------------------------
                     			     F. E. Westmeyer, Vice President-Finance
				                              (Principal Financial Officer)


Date  11-13-96          By               s/T. J. Geller
      --------              -----------------------------------------
                             				    T. J. Geller, Controller
		                             		 (Principal Accounting Officer)