Form 10-K
period 1996-12-31
CAROLINA TELEPHONE & TELEGRAPH CO
filed 1997-03-26
CIK 275177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			                      WASHINGTON, D. C.  20549
				                            FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended             December 31, 1996
                     			  -------------------------------------------------
                            				    OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                      to
                      		       --------------------    --------------------
Commission file number:                       1-6 469
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

                      			      919-554-7900
---------------------------------------------------------------------------
         	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

This registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

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

There is no voting stock held by non-affiliates.
There are 3,626,510 shares of common stock, par value $20, outstanding at December 31, 1996 and as of the date of filing of this report.
Documents incorporated by reference:  None

CAROLINA TELEPHONE AND TELEGRAPH COMPANY
Securities and Exchange Commission
Form 10-K, Part I


Item 1.  Business

     Carolina Telephone and Telegraph Company (the Company), a wholly-owned subsidiary of Sprint Corporation (Sprint), was incorporated under the laws of the State of North Carolina in 1968, and in 1969 acquired all of the public utility assets of the predecessor company of the same name pursuant to a plan of merger. The Company's principal offices are located at 14111 Capital Boulevard, Wake Forest, North Carolina 27587-5900 and its telephone number is
(919) 554-7900. The term "Company" herein refers to the present Company and, as the context requires, its predecessor of the same name which was incorporated in the State of North Carolina in 1900, as well as its wholly-owned subsidiaries, Carolina Telephone Long Distance, Inc., SC One Company and Joint Underground Locating Services, Inc.

     The Company is engaged in the business of furnishing communications services, mainly local and long distance services and network access, and selling telecommunications equipment. The Company serves 144 exchange areas in all or part of 50 counties generally in the eastern portion of North Carolina. As of December 31, 1996, the Company had an investment in property, plant and equipment of $876,626,000, net of accumulated depreciation. Operating revenues for the year 1996 amounted to $837,657,000.

     The principal industries in the Company's service area are agriculture, textiles, chemicals and tourism. Military installations, including Fort Bragg, Camp Lejeune, Cherry Point Marine Corps Air Station, the U.S. Coast Guard Base at Elizabeth City and Pope Air Force Base, contribute significantly to the economy of the area.

     Digital switching equipment and fiber optic cable represent a substantial portion of the Company's expansion of long distance facilities. At December 31, 1996, the Company served 1,043,356 access lines, distributed among 144 exchange areas as follows: Fayetteville, 14.6 percent; Greenville, 5.5 percent; Rocky Mount, 4.5 percent; Jacksonville, 4.2 percent; Wilson, 3.1 percent; New Bern, 3.0 percent; and all other areas less than 3.0 percent each.

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

     Revenues from communications services, principally telephone service, constitute about 77.2 percent of the total 1996 operating revenues of the Company. A significant portion of the Company's network access revenues are derived from access charge billings to AT&T Corporation (AT&T). However, the Company does not believe its revenues are dependent upon AT&T, as customers' demand for interLATA long distance telephone service is not tied to any one long distance carrier. As the market share of AT&T's long distance

                            				       Carolina Telephone & Telegraph Company
							                                                      Form 10-K Part I


Item 1.  Business (continued)

competitors increases, the percent of revenues derived from network access services provided to AT&T decreases. Other revenues are derived in large part from the sale of telephone directory listings, the sale of telecommunications equipment, the lease of network facilities, providing operator services and processing customer toll billings for interexchange carriers, primarily AT&T.

     The following tables show certain information regarding access lines in service and toll messages handled for the periods indicated.

              			  Access Lines
						                                             Change
	       Number at End of Period                 During Period
Period    Residence   Business    Total        Number  % Change
------    ---------   --------    -----        ------  --------
 1996      792,173     251,183  1,043,356       51,310     5.2
 1995      763,923     228,123    992,046       44,081     4.7
 1994      738,815     209,150    947,965       42,431     4.7
 1993      710,977     194,557    905,534       42,693     4.9
 1992      681,167     181,674    862,841       36,343     4.4


                      			  Toll Messages
	     Total For Year                   Average Messages Per Day
Period      Number     % Change           Number    % Change
------      ------     --------           ------    --------
 1996    560,193,027      4.5            1,534,775      4.5
 1995    536,211,752     11.7            1,469,073     11.7
 1994    480,122,986      5.9            1,315,405      5.9
 1993    453,494,308      6.9            1,242,450      7.2
 1992    424,096,621      8.8            1,158,734      8.5


     On December 31, 1996, the Company had 3,739 employees, of which 2,026 or
54.2 percent were represented by the Communications Workers of America, and 118 or 3.2 percent were represented by the International Brotherhood of Electrical Workers for collective bargaining purposes. The Company had no material work stoppages caused by labor controversies.

     The Company's environmental compliance and remediation expenditures are primarily related to the operation of standby power generators. The expenditures arise in connection with permits, standards compliance or occasional remediation associated with generators, batteries or fuel storage. The Company's expenditures relating to environmental compliance and remediation have had no significant effect upon capital expenditures or earnings of the Company, and future effects are not expected to be material.

     Carolina Telephone Long Distance, Inc. (CTLD) is a North Carolina corporation formed in 1987. In 1987, the North Carolina Utilities Commission granted CTLD a certificate for the provision of services. In February 1997, CTLD filed with the North Carolina Utilities Commission its notice of intention to cease providing all but nonswitched, private line services effective April 30, 1997.

                            				       Carolina Telephone & Telegraph Company
							                                                      Form 10-K Part I


Item 1.  Business (continued)

     The Company is subject to the jurisdiction of the Federal Communications Commission (FCC) and the North Carolina Utilities Commission (Commission).

     Effective January 1, 1991, the FCC adopted a price cap regulatory format for the Regional Bell Operating Companies and the GTE local exchange companies. Other local exchange companies (LECs) could voluntarily become subject to price cap regulation. Under price caps, prices for access service must be adjusted annually to reflect industry average productivity gains (as specified by the FCC), inflation and certain allowed cost changes. The Company elected to be subject to price cap regulation. During 1995, the FCC adopted modifications to the price cap plan to reset productivity elections, change certain rate adjustment methods, address new service offerings and generally reduce regulatory requirements. Under these changes, the Company elected a productivity factor that allows it to avoid sharing of interstate access earnings. On December 24, 1996, the FCC issued a Notice of Proposed Rule Making relative to Access Charge Reform. The FCC is seeking to make the access charge system more economically efficient and more consistent with the development of local competition in the telecommunications industry.

     Effective July 1, 1995, the North Carolina General Assembly enacted legislation that enabled incumbent local exchange telephone companies such as the Company to elect to have its intrastate rates, terms and conditions for services determined pursuant to a price cap form of regulation. The Company filed a petition in October 1995 to elect price regulation, and the Commission approved a price regulation plan effective June 24, 1996. The approved plan required $30 million in rate reductions with $15 million scheduled on the effective date of the plan and the remaining $15 million to occur in $5 million increments on each of the next three anniversary dates of the plan. Rate reductions are targeted for touchtone, access, intraLATA toll and complex business services. The price regulation will allow the Company to adjust prices for basic, interconnection and non-basic services, using an inflation-based formula. As a consumer safeguard, the Company will cap residential rates at its June 24, 1996 level for the initial three years of the plan.

     The enactment of the federal Telecommunications Act of 1996 (the Act) will enable direct competition in the Company's local exchange service market. The potential for immediate competition is increasing with eleven competitive carriers certificated (as of January 16, 1997) to provide services statewide. An important issue to be addressed by the Commission in 1997 will be the continuance of universally available telephone service at reasonable rates. The Commission will defer action until the FCC issues its final order on May 8, 1997 regarding universal service issues set forth in the Act. The creation of an explicit universal service fund will enable the Company to more closely align its rates for competitive services (e.g., access services, intraLATA toll services and complex business services) with the cost to provide these services.

     The extent and ultimate impact of competition for LECs will continue to depend, to a considerable degree, on FCC and Commission actions, court decisions and possible federal or state legislation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Act.

                            				       Carolina Telephone & Telegraph Company
                                                 							 Form 10-K Parts I/II


Item 2.  Properties

     The properties of the Company consist principally of land, structures, facilities and equipment. Central office equipment represents approximately
41.3 percent of the Company's investment in telephone plant in service; land and buildings (occupied principally by central office equipment) represent
7.3 percent; telephone instruments and related wiring and equipment including private branch exchanges (PBX) (substantially all of which are located on the premises of subscribers) represent 1.6 percent; connecting lines not on subscribers' premises (the majority of which are on or under public highways and streets and the remainder on or under private property) represent 43.9 percent; and other telephone plant represents 5.9 percent. Of the 144 exchanges, 140 exchanges have central offices located on land owned by the Company and served 84.5 percent of the Company's access lines; 3 exchanges have central offices located in leased facilities and served 0.9 percent of the Company's access lines; and 1 exchange (Fayetteville) has central offices, some of which are located on land owned by the Company and some of which are located in leased facilities, and served an aggregate of 14.6 percent of the Company's access lines.

     Standard practices prevailing in the telephone industry are followed by the Company in the construction and maintenance of its plant and facilities; the Company considers that its plant and facilities are, as a whole, in sound physical and operating condition.

     The following table shows gross additions to and retirements of properties of the Company during the five years ended December 31
(in thousands):

     			            Gross
			               Additions     Retirements
             			  ---------     -----------
	     1996         $158,586        $43,833
	     1995          146,146         49,211
	     1994          146,110         39,761
	     1993          146,543         51,020
	     1992          143,057         89,179


Item 3.  Legal Proceedings

     No material legal proceedings are pending to which the Company or its subsidiaries are a party or of which any of their property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

     Omitted under the provisions of General Instruction I.

Item 5.  Market for Registrant's Common Stock and Related Stockholder
       	 Matters

     The Registrant is a wholly-owned subsidiary of Sprint and consequently its common stock is not traded.

                            				       Carolina Telephone & Telegraph Company
                     							                                Form 10-K Part II


Item 6.  Selected Financial Data (in thousands)

               					                           December 31,
			                         1996       1995       1994       1993       1992
		                     ------------------------------------------------------
Operating revenues     $  837,657 $  769,464 $  717,454 $  638,541 $  590,440

Net income (1)(2)         114,093     57,508     94,944     47,168     72,800

Total assets            1,118,044  1,052,378  1,138,522  1,078,929  1,025,295

Long term debt (excluding
 current maturities)      198,631    248,309    260,736    269,087    240,535


   (1) In 1995, the Company initiated a restructuring in an effort to stream-line certain processes and reduce costs in an increasingly competitive marketplace. As a result, the Company recorded an $8,079,000 nonrecuring charge in 1995, which reduced net income by $4,844,000.

   (2) Effective December 31, 1995, the Company determined that it no longer met the criteria necessary for the continued application of the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of the decision to discontinue the application of SFAS No. 71, the Company recorded a noncash extraordinary charge of $42,424,000, net of income tax benefits of $51,523,000.

     Earnings and dividends per share information have been omitted because the Company is a wholly-owned subsidiary of Sprint.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company's financial well-being plays a vital role in its efforts to provide efficient, responsive, state-of-the art communication services to the rapidly growing North Carolina market amid the uncertainties created by deregulation. In order to meet the challenges of this dynamic environment, the Company continues to seek ways to increase organizational efficiency through process improvements and careful control of construction expenditures and automation and consolidation of functions. Concurrently, efforts have been undertaken to aggressively implement new technologies, including enhanced digital switching, fiber optics and pair gain devices that offer expanded services at reduced costs.

     The Company includes certain estimates, projections, and other forward-looking statements in its reports, presentations and other material disseminated to the public. There can be no assurance of future performance and actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

from estimates or projections contained in the forward-looking statements include:
   * the effects of vigorous competition in the markets in which the Company operates;
   * the impacts of any unusual items resulting from ongoing evaluations of the Company's business strategies;
   * requirements imposed on the Company and its competitors by the Federal Communications Commission and North Carolina Utilities Commission under the Telecommunications Act of 1996;
   * unexpected results of litigation filed against the Company; and
   * the possibility of one or more of the markets in which the Company competes being affected by variations in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which the Company has no control.

Telecommunications Law
----------------------
     The Telecommunications Act of 1996 (the Act), which was signed into law in February 1996, promotes competition in all aspects of telecommunications. In particular, the Act removes barriers to competition that will enable local and long distance companies and cable TV companies to enter each other's markets. The FCC is in the process of adopting several new rules, as required by the Act, to implement telecommunications competition.

     The Act eliminates regulatory barriers to entry into local telephone markets and imposes several obligations upon incumbent LECs. They must allow local resale without unreasonable restrictions, provide number portability and dialing parity, afford access to rights-of-way, establish reciprocal compensation arrangements, negotiate interconnection agreements, provide nondiscriminatory access to unbundled network elements and allow collocation of interconnection equipment by competitors.

     The impact of the Act on the Company is unknown because a number of important implementation issues (such as the nature and extent of continued subsidies for local rates) still need to be decided by state or federal regulators. However, the Act offers opportunities as well as risks. The new competitive environment should lead to a reduction in local access fees, the largest single cost in providing long distance service today. The risk aspect of local competition is that the market share of the Company is likely to decline.

Results of Operations
---------------------
     Operating revenues are classified as local service, network access, long distance, telecommunications equipment sales and other. Local service revenues come from providing local telephone exchange services and leasing equipment. Network access revenues are derived from billing other carriers and telephone customers for their use of the local network to complete long distance calls in those instances where the long distance service is not provided entirely by the Company. Long distance revenues are derived

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------------------
principally from providing long distance services within designated areas. Telecommunications equipment revenues relate to equipment sales. Other revenues primarily relate to directory advertising, billing and collection services for interexchange long distance carriers, operator services and network facilities leases.

     Operating revenues increased by $68,193,000 or 8.9 percent during the year ended December 31, 1996 as compared to 1995, reflecting increases in local service, network access service, telecommunications equipment sales and other revenues.

     Local service revenues increased $48,990,000 or 16.2 percent during the year ended December 31, 1996 as compared to 1995. Basic area service revenues contributed $35,425,000 to this increase, primarily attributable to a 5.2 percent growth in access lines during 1996 and to the implementation of Expanded Local Calling Service (ELCS). ELCS, which includes exchanges within an approximately 40-mile radius of a central office, allows residence customers to choose one of three local service options and business customers to choose one of two local service options that best fits their personal calling needs. For the same period, revenue from custom calling features increased $13,102,000 as a result of access line gains, marketing promotions and the introduction of the pay-per-use option. Also contributing to the increased local service revenues were higher maintenance revenues related principally to inside wiring and key and PBX systems. Translink, Digilink, and the North Carolina Information Highway project contributed to an increase in local private line revenues. Translink is an interexchange digital channel service which provides access transport between a customer's premises and the local serving office on a channelized basis over a high-capacity digital facility. Digilink is a digital transmission service designed to transmit signals, end to end, over digital facilities routed through central offices. As part of the North Carolina Information Highway project, the Company is providing equipment to the state government to provide link-up capabilities for different schools and institutions.

     Network access revenues increased $16,673,000 or 7.6 percent during the year ended December 31, 1996 as compared to 1995. The increase was primarily due to a 9.9 percent growth in interstate access minutes, an 8.8 percent growth in intrastate access minutes and a final resolution of contingent interstate revenue liabilities associated with prior years under Price Cap I.

     Long distance revenues decreased $34,354,000 or 36.3 percent during the year ended December 31, 1996 as compared to 1995. Carolina Telephone Long Distance, Inc. experienced a 26.5 percent decrease in access lines due to aggressive advertising campaigns of its competitors. The remaining decrease is the result of the implementation of ELCS, which changed the category of this revenue from long distance service revenues to local service revenues.

                            				       Carolina Telephone & Telegraph Company
						                                                 	    Form 10-K Part II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------------------
     Telecommunications equipment revenues increased $12,640,000 or 23.8 percent during the year ended December 31, 1996 as compared to 1995. The equipment sales revenue related principally to telephone instruments, PBX, data terminal/communications equipment, structured wiring plans and key systems.

     Other revenues increased $24,244,000 or 24.1 percent during the year ended December 31, 1996 as compared to 1995. The increase primarily represents increases in general support asset rent revenue, customer late payment revenue and revenue from North Carolina Utility Services (NCUS) and Joint Underground Locating Services, Inc. (JULS). Regulatory approval was given to the Company to charge customers for late payments in 1996. In September 1996, Sprint contributed JULS to the Company. JULS was previously owned by The United Telephone Company of Pennsylvania, an affiliate of the Company. JULS operates a nonregulated line of business specializing in locating underground utility lines serving the following 13 states:
Indiana, Minnesota, Massachusetts, Missouri, Nebraska, New Hampshire, New Jersey, New York, Ohio, Oklahoma, Pennsylvania, Texas and Wyoming. JULS and NCUS, another nonregulated line of business specializing in locating underground utility lines, contributed $15,748,000 to the increase in other revenues in 1996. The increase in JULS and NCUS revenues reflects an expansion of the service and an increase in the customer base in existing service areas as well as revenues attributable to administering the placement of buried service wires.

     Plant expense increased $11,940,000 or 5.7 percent during the year ended December 31, 1996 as compared to 1995. The increase is primarily due to repair expenses incurred from ice storms and Hurricanes Bertha and Fran. Also contributing to the increase are expenses for a new automated outside plant mapping and facilities management system.

     Customer operations expense increased $26,247,000 or 21.6 percent during the year ended December 31, 1996 as compared to 1995. JULS and NCUS expenses contributed $11,295,000 to this increase. JULS and NCUS expenses increased due to the expansion of its customer base as well as expenses attributable to administering the placement of buried service wires. Customer operations-marketing expense increased $4,721,000 primarily due to a more aggressive sales strategy as the Company continues to intensify its efforts to achieve an increased market share and gain knowledge of its customer expectations to differentiate the Company from competition. Business office operations expense increased $4,556,000 primarily due to increased resources utilized to meet customer demands. The remainder of the increase is due to uncollectible accounts and other individually insignificant expenses. An increase in both revenues and the number of accounts being written off due to a more aggressive collection strategy contributed to the increase in uncollectible accounts.

     Cost of telecommunications equipment expenses increased $6,747,000 or
17.8 percent during the year ended December 31, 1996 as compared to 1995. This increase is primarily due to an increase in equipment sales.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------------------
     In 1995, the Company initiated a restructuring in an effort to streamline certain processes and reduce costs in an increasingly competitive marketplace. These actions resulted in the planned elimination of approximately 150 positions. As a result, the Company recorded an $8,079,000 nonrecurring charge in 1995. The accrued liability related to this charge specifically relates to the benefits that affected employees will receive upon termination. Through 1996, approximately 70 positions have been eliminated resulting in termination benefit payments of $2,521,000. Substantially all of the remaining positions are expected to be eliminated during 1997, with the related costs expected to be paid during 1997 and 1998.

Non-operating Items
-------------------

Other Income

     Other income increased $6,275,000 or 72.9 percent during the year ended December 31, 1996 as compared to 1995. In 1995, the Company transferred its investment in Rural Service Area cellular partnerships to its affiliate, Centel Corporation (Centel), in exchange for preferred stock issued by Centel. The increase in other income in 1996 was primarily due to dividends received on the Centel preferred stock.

Extraordinary Items

     In 1996, the Company incurred an extraordinary charge related to the early extinguishment of debt of $4,085,000, net of the related income tax benefit.

     At December 31, 1995, the Company adopted accounting principles for a competitive marketplace and discontinued applying SFAS No. 71 (see Note 7 of "Notes to Consolidated Financial Statements"). SFAS No. 71 requires accounting recognition of regulators' rate actions where appropriate. The Company determined that it no longer met the criteria for applying SFAS No. 71 due to changes in the regulatory framework and the evolving competitive environment. As a result, the Company recorded an after-tax, noncash extraordinary charge of $42,424,000.

Accounting Changes

     Effective January 1, 1994, the Company changed its method of accounting for postemployment benefits by adopting SFAS No. 112. See Note 2 of "Notes to Consolidated Financial Statements" for additional information about this accounting change which did not significantly impact the Company's financial statements.

Inflation
---------
      The effects of inflation on the operations of the Company were not significant during 1996, 1995 or 1994.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition
-------------------
     The Company's assets increased $65,666,000 to $1.12 billion as of December 31, 1996 compared to December 31, 1995. Customers and other accounts receivable increased $26,629,000 as a result of increased revenues, extended periods for deferred payments and some slowing in rate of customer payments. Property, plant and equipment, net of accumulated depreciation, increased $27,524,000 as the Company must continually replace and construct new facilities. Short-term borrowings increased $94,130,000, primarily due to redemption of debentures prior to scheduled debt maturities. Currently, all short-term borrowing transactions are made with Sprint. Long-term debt (including current maturities of long-term debt) as of December 31, 1996 decreased $61,508,000 compared to December 31, 1995 primarily due to redemption of debentures prior to scheduled debt maturities. Postretirement and other benefit obligations increased $10,916,000 as of December 31, 1996 compared to December 31, 1995, primarily due to the current year's postretirement benefits costs. The Company's total capitalization at December 31, 1996 totaled $851,215,000, consisting of long-term debt (including current maturities), short-term borrowings, and common stock and other stockholder's equity. Short-term borrowings and long-term debt comprised 39.5 percent of total capitalization at December 31, 1996 compared to 38.4 percent at December 31, 1995.

Liquidity and Capital Resources
-------------------------------
     Cash flows from operating activities are the Company's primary source of liquidity. Net cash provided by operating activities decreased $17,261,000 during the year ended December 31, 1996. The decrease in net cash provided by operating activities was primarily attributable to increases in accounts receivable, inventories and other current assets, offset by improved operating results.

     Net cash used by investing activities increased $11,056,000 during the year ended December 31, 1996. In order to meet customer demands, the Company must continually replace and construct new facilities. The Company's planned construction expenditures for 1997 are $157,635,000 which includes expenditures of $73,052,000 for central office equipment, $43,050,000 for cable facilities, $11,618,000 for general support assets and $29,915,000 for other expenditures. The Company anticipates that the funds for these expenditures will be supplied primarily by operating activities.

     The primary source of financing for the Company has been long-term debt. In addition, the Company receives cash advances from Sprint. Net cash used by financing activities decreased $28,639,000 during the year ended December 31, 1996 primarily due to an increase in advances from Sprint, offset by dividend payments and the retirement of long-term debt.

     As of December 31, 1996, the Company had a total of $31,000,000 in one-year bank commitments. The bank lines provide for short-term borrowings at market rates of interest and require annual commitment fees based on the unused portion. Such lines of credit, which support commercial paper, may be

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------------------
withdrawn by the banks if there is a material adverse change in the financial condition of Sprint or the Company. As of December 31, 1996, no amounts were borrowed against this credit facility. The Company's short-term financing was provided by Sprint in 1996. The weighted average interest rates on short-term borrowings in 1996, 1995 and 1994 were 5.5 percent, 5.9 percent and 4.6 percent, respectively.

     The Company is also authorized to issue and sell an additional $75,000,000 in debentures. The debentures must be due within thirty years of the date of issue and cannot exceed an interest rate of 7.25 percent.

     Carolina Telephone Long Distance, Inc. (CTLD) is a North Carolina corporation formed in 1987. In 1987, the North Carolina Utilities Commission (Commission) granted CTLD a certificate for the provision of services. In February 1997, CTLD filed with the Commission its notice of intention to cease providing all but nonswitched, private line services effective April 30, 1997.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


Item 8. Financial Statements and Supplementary Data


		                CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                 							Page Reference
                                                        --------------
Report of Independent Auditors                          Page 14

Consolidated Balance Sheets as of
  December 31, 1996 and 1995                            Pages 15 -16

Consolidated Statements of Income
  for each of the three years
  ended December 31, 1996                               Page 17

Consolidated Statements of Changes
  in Stockholder's Equity for each
  of the three years ended
  December 31, 1996                                     Page 18

Consolidated Statements of Cash Flows
  for each of the three years ended
  December 31, 1996                                     Page 19

Notes to Consolidated Financial Statements              Pages 20 - 30

                           		 		       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


               		      REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Carolina Telephone and Telegraph Company

     We have audited the accompanying consolidated balance sheets of Carolina Telephone and Telegraph Company (the Company), a wholly-owned subsidiary of Sprint Corporation, as of December 31, 1996 and 1995, and the related consolidated statements of income, common stock and other stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 7 to the consolidated financial statements, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1995.

                                                   							 ERNST & YOUNG LLP

Kansas City, Missouri
January 22, 1997

		                CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	                    		CONSOLIDATED BALANCE SHEETS
                      		December 31, 1996 and 1995
			                           (In thousands)


                                                 							1996          1995
Assets                                                  ----          ----
------
Current assets
 Cash                                             $      414    $       54
 Receivables, net of allowance for
  doubtful accounts of $3,506 ($2,348
  in 1995)
   Customers and other                               107,193        81,710
   Interexchange carriers                             23,174        25,955
   Affiliated companies                                8,847         4,920
  Inventories                                          9,118         6,884
  Deferred income taxes                                3,988            23
  Prepaid expenses and other                           1,023         1,578
						                                             ---------     ---------
						                                               153,757       121,124


Property, plant and equipment                      1,939,608     1,818,491
 Less accumulated depreciation                     1,062,982       969,389
						                                            ----------    ----------
						                                               876,626       849,102


Deferred charges and other assets
 Investment in affiliated company                     29,043        29,043
 Prepaid pension accrual                              51,991        43,725
 Other                                                 6,627         9,384
			                                          			  ----------    ----------
						                                                87,661        82,152
				                                           	  ----------    ----------
				                                          		  $1,118,044    $1,052,378
		                                          				  ==========    ==========

		                CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                    	 CONSOLIDATED BALANCE SHEETS
			                     December 31, 1996 and 1995
			                          (In thousands)


				                                                 			1996          1995
Liabilities and Stockholder's Equity                    ----          ----
 Current liabilities
  Outstanding checks in excess of cash balances   $    2,956    $    7,443
  Short-term borrowings
   Commercial paper                                        -        42,800
   Advances from parent                              137,002            72
  Current maturities of long-term debt                   842        12,672
  Accounts payable
   Vendors and other                                  17,993        14,532
   Interexchange carriers                             18,911        20,389
   Affiliated companies                               18,902        15,883
  Accrued taxes                                        6,132        14,635
  Advance billings and customer deposits              16,869        18,178
  Accrued vacation pay                                 9,021         8,916
  Accrued payroll                                      6,226         5,692
  Other                                                9,627        12,025
                                          						  ----------    ----------
						                                               244,481       173,237


Long-term debt                                       198,631       248,309


Deferred credits and other liabilities
 Deferred income taxes                                89,513        77,841
 Postretirement and other benefit obligations         62,740        51,824
 Other                                                 7,939        13,900
                                          						  ----------    ----------
						                                               160,192       143,565


Common stock and other stockholder's equity
 Common stock, par value $20 per share,
  authorized-5,000,000 shares, issued and
  outstanding-3,626,510 shares                        72,530        72,530
 Capital in excess of par value                       75,744        71,991
 Retained earnings                                   366,466       342,746
				                                          		  ----------    ----------
						                                               514,740       487,267
			                                          			  ----------    ----------
			                                          			  $1,118,044    $1,052,378









See accompanying notes to consolidated financial statements.

		                CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                   CONSOLIDATED STATEMENTS OF INCOME
              		Years ended December 31, 1996, 1995 and 1994
			                           (In thousands)

					                                        1996         1995         1994
                                  					      ----         ----         ----
Operating Revenues
 Local service                            $351,218     $302,228     $276,532
 Network access service                    235,642      218,969      204,928
 Long distance service                      60,192       94,546      108,688
 Telecommunications equipment               65,782       53,142       44,431
 Other                                     124,823      100,579       82,875
					                                     --------     --------     --------
					                                      837,657      769,464      717,454

Operating Expenses
 Plant expense                             223,189      211,249      200,608
 Depreciation                              135,205      132,146      133,764
 Customer operations                       147,947      121,700       97,094
 Corporate operations                       71,863       68,514       65,815
 Cost of telecommunications equipment       44,595       37,848       31,906
 Restructuring costs                             -        8,079            -
 Other                                      19,979       17,675       15,365
					                                     --------     --------      -------
			                                   		   642,778      597,211      544,552
			                                    	  --------     --------     --------
Operating Income                           194,879      172,253      172,902

Interest expense                           (21,262)     (22,413)     (22,105)

Other income                                14,668        8,602          323
                                   					  --------     --------     --------
Income before income taxes and
 extraordinary items                       188,285      158,442      151,120

Income taxes                               (70,107)     (58,510)     (56,176)
	                                   				  --------     --------     --------
Income before extraordinary items          118,178       99,932       94,944

Extraordinary items
 Discontinuation of regulatory
  accounting principles, net                     -      (42,424)           -
 Early extinguishment of debt, net          (4,085)           -            -
                                   					  --------     --------     --------
Net income                                $114,093     $ 57,508     $ 94,944
                                   					  ========     ========     ========











See accompanying notes to consolidated financial statements.

		                CAROLINA TELEPHONE AND TELEGRAPH COMPANY
      	   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
		              Years ended December 31, 1996, 1995 and 1994
                          				(In thousands)


					                                       Capital in
			                            	  Common    Excess of    Retained
				                              Stock     Par Value    Earnings       Total
                            				  ------    ----------   --------       -----
Balance at January 1, 1994       $72,530      $71,991    $305,765    $450,286

  Net income                           -            -      94,944      94,944

  Cash dividends on common stock       -            -     (31,188)    (31,188)
                            				 -------      -------    --------    --------
Balance at December 31, 1994      72,530       71,991     369,521     514,042

  Net income                           -            -      57,508      57,508

  Cash dividends on common stock       -            -     (84,283)    (84,283)
                             			 -------      -------    --------    --------
Balance at December 31, 1995      72,530       71,991     342,746     487,267

  Net income                           -            -     114,093     114,093

  Cash dividends on common stock       -            -     (90,373)    (90,373)

  Contribution of JULS                 -        3,753           -       3,753
                            				 -------      -------    --------    --------
Balance at December 31, 1996     $72,530      $75,744    $366,466    $514,740



























See accompanying notes to consolidated financial statements.

		                CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             		 Years ended December 31, 1996, 1995 and 1994
	                          			(In Thousands)
		                                          				1996        1995        1994
Operating Activities                            ----        ----        ----
Net income                                  $114,093     $57,508     $94,944
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation                              135,205     132,146     133,764
   Deferred income taxes and
    investment tax credits                     9,005      (8,738)     (4,936)
   Extraordinary losses, net                   4,085      42,424           -
   Changes in operating assets and
    liabilities:
     Receivables, net                        (26,629)      1,471     (26,029)
     Inventories and other current
      assets                                  (1,679)      8,101      (5,886)
     Accounts payable, accrued
      expenses and other current
      liabilities                            (11,056)    (11,608)     (7,599)
     Noncurrent assets and
      liabilities, net                        (4,088)     14,350       9,607
   Other, net                                  1,904       2,447         (69)
	                                   				    --------    --------    --------
 Net cash provided by operating activities   220,840     238,101     193,796

Investing Activities
 Capital expenditures                       (158,586)   (146,146)   (146,110)
 Other, net                                   (4,143)     (5,527)    (11,238)
                                   					    --------    --------    --------
Net cash used by investing activities       (162,729)   (151,673)   (157,348)

Financing Activities
 Retirements of long-term debt               (61,508)     (8,569)       (574)
 Net increase (decrease) in
  short-term borrowings                      (42,800)      9,200      (7,500)
 Net increase (decrease) in advances
  from parent company                        136,930      (2,738)      2,810
 Dividends paid                              (90,373)    (84,283)    (31,188)
                                   					    --------    --------    --------
Net cash used by financing activities        (57,751)    (86,390)    (36,452)
					                                       --------    --------    --------
Increase (Decrease) in Cash                      360          38          (4)
Cash at Beginning of Year                         54          16          20
					                                       --------    --------    --------
Cash at End of Year                         $    414    $     54    $     16
                                            ========    ========    ========
Supplemental Cash Flow Information
 Cash paid for interest, net of
  amounts capitalized                       $ 22,046    $ 22,994    $ 22,504
 Cash paid for income taxes                   66,498      70,714      57,189

Noncash Activities
 Exchange of investment in affiliated
  partnership for investment in
  affiliated preferred stock                $      -    $ 29,043    $      -
See accompanying notes to consolidated financial statements.

	                            			       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


		                CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                           December 31, 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

     The consolidated financial statements include the accounts of Carolina Telephone and Telegraph Company and its wholly-owned subsidiaries, Carolina Telephone Long Distance, Inc., SC One Company and Joint Underground Locating Services, Inc. (JULS). All significant intercompany transactions have been eliminated. The Company is a wholly-owned subsidiary of Sprint Corporation (Sprint); accordingly, earnings per share information has been omitted.

     The consolidated financial statements are prepared in conformity with generally accepted accounting principles (GAAP). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Those estimates and assumptions also affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts previously reported for prior years have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements. These reclassifications had no effect on the results of operations or stockholder's equity as previously reported.

     The Company adopted accounting principles for a competitive marketplace and discontinued accounting for the economic effects of regulation pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," effective December 31, 1995 (see
Note 7).

Operations

     The Company provides local exchange services, access by telephone customers and other carriers to local exchange facilities, sales of telecommunications equipment and long distance services in North Carolina.

     In September 1996, Sprint contributed JULS to the Company. JULS was previously owned by The United Telephone Company of Pennsylvania, an affiliate of the Company. Although the contribution of JULS to the Company results in a change in reporting entity, prior years' financial statements have not been restated due to the insignificance of its impact to the financial position and operations of the Company. JULS operates a nonregulated line of business specializing in locating underground utility lines serving the following 13 states: Indiana, Minnesota, Massachusetts, Missouri, Nebraska, New Hampshire, New Jersey, New York, Ohio, Oklahoma, Pennsylvania, Texas and Wyoming.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


     		            CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                           December 31, 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

     Service revenues are recognized as communications services are rendered. Sales of telecommunications equipment are recognized upon delivery of products to customers.

Cash

     As part of its cash management program, the Company uses controlled disbursement banking arrangements. Outstanding checks in excess of cash balances are reflected as a current liability on the consolidated balance sheets. The Company had sufficient funds available to fund these outstanding checks when they were presented for payment.

Inventories

     Inventories consist of materials and supplies stated at average cost and equipment held for resale stated at the lower of average cost or market.

Property, Plant and Equipment

     Property, plant and equipment is recorded at cost. Generally, ordinary asset retirements and disposals are charged against accumulated depreciation with no gain or loss recognized. Repairs and maintenance costs are expensed as incurred.

Depreciation

     The cost of property, plant and equipment is generally depreciated on a straight-line basis over estimated economic useful lives. Prior to the discontinued use of SFAS No. 71 as of December 31, 1995, the cost of property, plant and equipment had been generally depreciated on a straight-line basis over the lives prescribed by regulatory commissions (see Note 7).

Income Taxes

     The operations of the Company are included in the consolidated federal income tax return of Sprint. Federal income tax is calculated by the Company on the basis of its filing a separate return.

     Deferred income taxes are provided for certain temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes (see Note 3).

     Investment tax credits (ITC) related to regulated telephone property, plant and equipment have been deferred and are being amortized over the estimated useful lives of the related assets.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      		      December 31, 1996

2.  EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

     Substantially all employees of the Company are covered by a noncontributory defined benefit pension plan. Benefits for plan participants represented by collective bargaining units are based on negotiated schedules of defined amounts. For participants not covered by collective bargaining agreements, the plan provides pension benefits based on years of service and participants' compensation.

     The Company's policy is to make annual contributions to the plan equal to an actuarially determined amount consistent with applicable federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so that benefits are fully funded at retirement. At December 31, 1996, the plan's assets consisted principally of investments in corporate equity securities and U.S. government and corporate debt securities.

     Pension costs or credits are determined for each subsidiary of Sprint based on a direct calculation of service costs and projected benefit obligations, and an appropriate allocation of unrecognized prior service costs, transition asset and plan assets. Net periodic pension credits recorded by the Company were $6,675,000, $7,341,000 and $5,125,000 in 1996,
1995 and 1994, respectively.

Defined Contribution Plans

     Sprint sponsors defined contribution employee savings plans covering substantially all employees of the Company. Participants may contribute portions of their compensation to the plans. Contributions of participants represented by collective bargaining units are matched by the Company based upon defined amounts as negotiated by the respective parties. Contributions of participants not covered by collective bargaining agreements are also matched by the Company. For these participants, the Company provides matching contributions in common stock equal to 50.0% of participants' contributions up to 6.0% of their compensation. In addition, Sprint may, at the discretion of the Board of Directors, provide additional matching contributions based on the performance of Sprint's common stock compared with other telecommunications companies. The Company's matching contributions were $3,909,000, $3,598,000 and $3,258,000 in 1996, 1995 and 1994, respectively.

Postretirement Benefits

     Sprint provides postretirement benefit (principally medical benefits) arrangements covering substantially all employees of the Company. Employees retiring before specified dates are eligible for these benefits at no cost or reduced cost. Employees retiring after specified dates are eligible for these benefits on a shared cost basis. The Company funds the accrued costs as benefits are paid.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     			      December 31, 1996

2.  EMPLOYEE BENEFIT PLANS (continued)

Postretirement Benefits (continued)

     Net postretirement benefit costs are determined for each subsidiary of Sprint based on a direct calculation of service costs and accumulated postretirement benefit obligations and an appropriate allocation of unrecognized prior service costs, unrecognized net gains and transition obligation. Net postretirement benefit costs recorded by the Company were $14,498,000, $17,457,000 and $14,121,000 in 1996, 1995 and 1994, respectively.

Postemployment Benefits

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

3.  INCOME TAXES

     The components of income tax expense are as follows (in thousands):

				                                  	 1996        1995          1994
                                  					 ----        ----          ----
Current income tax expense
 Federal                              $49,780     $54,744       $49,872
 State                                 11,322      12,504        11,240
				                                  -------     -------       -------
				                                   61,102      67,248        61,112

Deferred income tax expense (benefit)
 Federal                                7,234      (5,777)       (1,912)
 State                                  1,771      (1,023)          632
 Amortization of deferred ITC               -      (1,938)       (3,656)
                            				      -------     -------       -------
	                                   				9,005      (8,738)       (4,936)
				                                  -------     -------       -------
Total income tax expense              $70,107     $58,510       $56,176
                                      =======     =======       =======

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


		                CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                          December 31, 1996

3.  INCOME TAXES (continued)

     The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent in 1996, 1995 and 1994 are as follows (in thousands):
				                                        1996        1995        1994
                                   					    ----        ---         ----
  Federal income tax provision at the
   statutory rate                        $ 65,900    $ 55,455    $ 52,892
  Less amortization of deferred ITC             -       1,938       3,656
				                                   	 --------    --------    --------
  Expected federal income tax
   provision after amortization
   of deferred ITC                         65,900      53,517      49,236

  Effect of
   Reversal of rate differentials               -        (862)       (972)
   State income tax, net of federal
    income tax effect                       8,510       7,463       7,717
   Other, net                              (4,303)     (1,608)        195
			                                    	 --------    --------    --------
   Income tax provision, including ITC   $ 70,107    $ 58,510    $ 56,176
			                                      ========    ========    ========
  Effective income tax rate                 37.2%       36.9%       37.2%

     The income tax benefits allocated to other items are as follows
(in thousands):
			                                  		  1996        1995
	                                  				  ----        ----
Extraordinary loss on discontinued
 use of SFAS No. 71                    $     -     $51,523
Extraordinary losses on early
 extinguishments of debt                 2,728           -

     Deferred income taxes are provided for the temporary differences between the carrying amounts of the Company's assets and liabilities for financial statement purposes and their tax bases.  The sources of the differences that give rise to the deferred income tax assets and liabilities as of December
31, 1996 and 1995, along with the income tax effect of each, are as follows
(in thousands):
			                                   		  1996                   1995
	                           			   Deferred Income Tax    Deferred Income Tax
				                              Assets   Liabilities   Assets   Liabilities
				                              -------------------------------------------
Property, plant and equipment      $     -    $ 96,081   $     -     $ 90,520
Postretirement and other benefits   21,227           -    19,807            -
Expense accruals                     8,187           -     9,407            -
Prepaid pension costs                    -      19,998         -       17,233
Other, net                           1,140           -       721            -
			                            	   -------     -------   -------      -------
			                            	   $30,554    $116,079   $29,935     $107,753

				                                   Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II

		                CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	             	  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                          December 31, 1996

4.  LONG-TERM DEBT

     Long-term debt as of December 31 is as follows (in thousands):

			                           Interest Rates        1996         1995
                    			       --------------        ----         ----
   Debentures, maturities
      1996 - 2000              4.50% - 6.63%     $ 50,825     $ 63,433
      2001 - 2005              6.13% - 7.25%      100,000      100,000
      2013 - 2016              6.75% - 9.00%       50,000      100,000

   Other notes, maturities
      1996 - 1998              6.90% - 7.32%           22           87

   Unamortized debt discount                       (1,374)      (2,539)
                                           					  -------      -------
				                                          		  199,473      260,981

   Less current maturities                            842       12,672
						                                            -------      -------
   Long-term debt                                $198,631     $248,309


     Long-term debt maturities during each of the next five years are as follows (in thousands):
              			      Year      Amount
			                    ----      ------
			                    1997     $   842
			                    1998           5
			                    1999           -
			                    2000      50,000
			                    2001           -

     As of December 31, 1996, the Company had lines of credit with banks totaling $31,000,000; no borrowings were outstanding. The bank lines, which are renewable in May 1997, provide for short-term borrowings at market rates of interest and require annual commitment fees. Lines of credit may be withdrawn by the banks if there is a material adverse change in the financial condition of Sprint or the Company.

     The Company's short-term financing was provided by Sprint in 1996. The weighted average interest rates on short-term borrowings in 1996, 1995 and 1994 were 5.5 percent, 5.9 percent and 4.6 percent, respectively.

     The Company is in compliance with all restrictive or financial covenants relating to its debt arrangements at December 31, 1996.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                           December 31, 1996


4.  LONG-TERM DEBT (continued)

     During 1996, the Company redeemed prior to scheduled maturities $50,000,000 of debentures with an interest rate of 9.0 percent. Prepayment penalties incurred in connection with early extinguishments of debt and the write-off of related debt issuance costs, net of the related income tax benefits, are reflected as an extraordinary loss in the consolidated statements of income.


5.  COMMITMENTS AND CONTINGENCIES

     Gross rental expense aggregated $6,859,000, $6,171,000 and $4,614,000 in 1996, 1995 and 1994, respectively. Minimum rental commitments as of December 31, 1996 are as follows (in thousands):

          		   1997       $646
		             1998        327
		             1999        276
           	   2000        206
		             2001        176
		             Thereafter   31

     Various lawsuits arising in the ordinary course of business are pending against the Company. Management cannot predict the ultimate outcome of these actions, but believes they will not result in a material effect on the Company's financial statements.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II


		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	              	  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                           December 31, 1996


6.  RELATED PARTY TRANSACTIONS

     Related party transactions of the Company are as follows (in thousands):

Affiliate Company   Transaction Description            1996     1995     1994
-----------------------------------------------------------------------------
		                  The Company:
-----------------------------------------------------------------------------
North Supply          Purchased telecommunications,
Company               construction and maintenance
		                    equipment and materials and
		                    supplies.                     $44,653  $42,274  $55,609
-----------------------------------------------------------------------------
Sprint                Reimbursed affiliate for data
		                    processing services, other
		                    data-related costs and certain
		                    management costs.              50,614   51,606   52,119
-----------------------------------------------------------------------------
Sprint                Entered into cash advance and
		                    borrowing transactions.
		                    Interest expense on advances.(1)

		                    (1)Interest is computed on the
		                    prior month's thirty-day average
		                    commercial paper index, as
		                    published in the Federal Reserve
		                    Statistical Release H.15, plus
		                    15 basis points.                 3,583      491       -
-----------------------------------------------------------------------------
Sprint Long           Provided network access,
Distance Division     operator, billing and
		                    collection services and the
		                    lease of network facilities.    23,576   21,715  20,558
-----------------------------------------------------------------------------
Sprint Long           Received interexchange tele-
Distance Division     communications services.         4,321    8,063  15,669
-----------------------------------------------------------------------------
Sprint Publishing     Received fees for the right to
and Advertising       publish telephone directories
		                    in the Company's territory,
		                    listing and billing and
		                    collection services.            22,529   22,448  21,607
-----------------------------------------------------------------------------
Other Sprint Local    Received reimbursement for
Operating Companies   certain salaries and other
		                    costs incurred for the benefit
		                    of its affiliates (net).         7,546    4,691     690
-----------------------------------------------------------------------------

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II

     		            CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	              	  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                           December 31, 1996

6.  RELATED PARTY TRANSACTIONS (continued)

Affiliate Company   Transaction Description            1996     1995     1994
-----------------------------------------------------------------------------
              		    The Company:
-----------------------------------------------------------------------------
Sprint Mid-Atlantic   Paid management fees for certain
Telecom, Inc.         salaries and other costs incurred
		                    by the management company on
		                    behalf of the Company.          72,715   59,153  48,420
-----------------------------------------------------------------------------
Centel Corporation    Received dividends on in-
		                    vestment in preferred stock.    14,282    6,632       -
-----------------------------------------------------------------------------

     Certain directors and officers of the Company are also directors or officers of banks at which the Company conducts borrowings and related transactions. The terms are comparable with other banks at which the Company has similar transactions.


7.  ADOPTION OF ACCOUNTING PRINCIPLES FOR A COMPETITIVE MARKETPLACE

     Effective December 31, 1995, the Company determined that it no longer met the criteria necessary for the continued application of the provisions of SFAS No. 71. As a result of the decision to discontinue the application of SFAS No. 71, the Company recorded a noncash, extraordinary charge of $42,424,000, which is net of an income tax benefit of $51,523,000.

     The Company's determination that it was no longer eligible for the continued application of the accounting required by SFAS No. 71 was based on changes in the regulatory framework, which continues to evolve from rate-base regulation to price regulation and the convergence of competition in the telecommunications industry. Based on these occurrences, the Company no longer believed that it could be assured that prices could be maintained at levels which would provide for the recovery of specific costs.

     The components of the extraordinary charge recognized due to the discontinued application of SFAS No. 71 are as follows (in thousands):

						                                                Pre-tax     After-tax
						                                                -------     ---------
Increase to the accumulated depreciation balance    $ 103,277     $  61,926
Recognition of switch software asset                  (15,772)       (9,457)
Elimination of other net regulatory assets              6,442         3,863
                                          						     --------      --------
Total                                               $  93,947        56,332
Tax-related net regulatory liabilities                              (13,225)
Accelerated amortization of investment tax credits                     (683)
                                                        								   --------
Extraordinary charge                                              $  42,424

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II

		                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                           December 31, 1996

7.  ADOPTION OF ACCOUNTING PRINCIPLES FOR A COMPETITIVE MARKETPLACE
    (continued)

     The adjustment to the accumulated depreciation balance was determined by the completion of depreciation reserve and impairment studies. The depreciation reserve study analyzed, by individual plant asset categories, the impacts of regulator-prescribed depreciable asset lives compared with the Company's estimated economic lives. The results identified the cumulative under depreciation of certain asset categories. The impairment study, which validated the results of the depreciation study, estimated the impact on future revenues caused by price changes and developing industry competition and the resulting effects on cash flows.

     The discontinued application of SFAS No. 71 also required the Company to eliminate from its consolidated balance sheet the effects of any actions of regulators that had been recognized as assets and liabilities under SFAS No. 71, but would not have been recognized as assets and liabilities by enterprises in general.

     The tax-related adjustments were required to adjust deferred income tax amounts to the currently enacted statutory rates and to eliminate tax-related regulatory assets and liabilities. The Company uses the deferral method of accounting for investment tax credits and amortizes the credits as a reduction to tax expense over the life of the asset that gave rise to the tax credit. Since plant asset lives were shortened, the investment tax credits were adjusted to reduce the unamortized balance by a corresponding amount.


8.  ADDITIONAL FINANCIAL INFORMATION

Restructuring Charge

     In 1995, the Company initiated a restructuring in an effort to streamline ertain processes and reduce costs in an increasingly competitive marketplace. These actions resulted in the planned elimination of approximately 150 positions. As a result, the Company recorded an $8,079,000 nonrecurring charge in 1995. The accrued liability related to this charge specifically relates to the benefits that affected employees will receive upon termination. Through 1996, approximately 70 positions have been eliminated resulting in termination benefit payments of $2,521,000. Substantially all of the remaining positions are expected to be eliminated during 1997, with the related costs expected to be paid during 1997 and 1998.

Major Customer Information

     Operating revenues from AT&T Corporation resulting primarily from network access, billing and collection services and the lease of network facilities aggregated $100,952,000, $107,605,000 and $109,074,000 during 1996,
1995 and 1994, respectively.

                            				       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part II

		                CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	             	  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                          December 31, 1996

8.  ADDITIONAL FINANCIAL INFORMATION (continued)

Major Customer Information (continued)

     The Company's customer and other accounts receivable are not subject to significant concentration of credit risk due to the large number of customers in the Company's customer base.

     The principal industries in the Company's service area include agriculture, textiles, chemicals and tourism. Military installations, including Fort Bragg, Camp Lejeune, Cherry Point Marine Air Corps Station, the U.S. Coast Guard Base in Elizabeth City and Pope Air Force Base contribute significantly to the economy of the area.

Financial Instruments

     The Company estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. Accordingly, the following estimates are not necessarily indicative of the values the Company could realize in a current market exchange. Although management is not aware of any factors that would affect the estimated fair value amounts presented as of December 31, 1996, those amounts have not been comprehensively revalued for purposes of these financial statements since that date. Therefore, estimates of fair values subsequent to that date may differ significantly from the amounts presented below.

     The Company's financial instruments primarily consist of long-term debt, including current maturities, with carrying amounts of $199,473,000 and $260,981,000 and estimated fair values of $197,753,000 and $281,173,000 at
December 31, 1996 and 1995, respectively. The fair values of the Company's long-term debt are estimated based on quoted market prices for publicly traded issues. The carrying value of the Company's other financial instruments appproximate fair value at December 31, 1996 and 1995.

     The Company has not invested in derivative financial instruments.

                            				       Carolina Telephone & Telegraph Company
						                                              Form 10-K Parts II/III/IV


		                CAROLINA TELEPHONE AND TELEGRAPH COMPANY
		               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      	      December 31, 1996


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       	   None

Item 10. Directors and Executive Officers of the Registrant

       	   Omitted under the provisions of General Instruction I.

Item 11. Executive Compensation

       	   Omitted under the provisions of General Instruction I.

Item 12. Security Ownership of Certain Beneficial Owners and Management

       	   Omitted under the provisions of General Instruction I.

Item 13. Certain Relationships and Related Transactions

       	   Omitted under the provisions of General Instruction I.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a) 1. The consolidated financial statements of the Company filed as part of this report are listed in the Index to Consolidated Financial Statements on page 13.

      2. The consolidated financial statement schedule of the Company filed as part of this report is listed in the Index to Consolidated Financial Statement Schedules on page 32.

 (b) The Registrant was not required to file a report on Form 8-K during the last quarter of 1996.

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

				                                   Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part IV


		                CAROLINA TELEPHONE AND TELEGRAPH COMPANY
	           INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
			                          (ITEM 14(a)2.)


                                                        								      Page
For each of the three years in the period ended December 31, 1996:  Reference
								                                                            ---------

Schedule II  - Valuation and Qualifying Accounts - Consolidated      Page 33









































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

                             			       Carolina Telephone & Telegraph Company
							                                                     Form 10-K Part IV


       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS - CONSOLIDATED

        	       Years Ended December 31, 1996, 1995 and 1994

                     			      (In thousands)


				                                                 		Deductions
                                                							----------
					                                       Additions    Accounts
                           				Balance at  ---------   charged off   Balance
	                           			beginning   Charged to     net of     at end
	                           			 of year     expense    collections   of year
                    			       -----------  ----------  -----------   -------
Year ended December 31, 1996
----------------------------
Deducted from assets:
Allowance for uncollectible
   accounts                        $2,348      $5,831      $4,673     $3,506

Year ended December 31, 1995
----------------------------
Deducted from assets:
Allowance for uncollectible
   accounts                        $1,775      $3,474      $2,901     $2,348

Year ended December 31, 1994
----------------------------
Deducted from assets:
Allowance for uncollectible
    accounts                       $1,938      $2,371      $2,534     $1,775

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

                                	CAROLINA TELEPHONE & TELEGRAPH COMPANY

Date:  March 24, 1997        By  s/F. E. Westmeyer
       --------------            ---------------------------------------
                            				 F. E. Westmeyer, Vice President-Finance



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     Date                               Signature and Title
     ----                               -------------------

March 24, 1997                   s/ W. E. McDonald
--------------                   ---------------------------------------
                            				 W. E. McDonald, President, Director
				                                and Chief Executive Officer


March 24, 1997                   s/ M. B. Fuller
--------------                   ---------------------------------------
                             			 M. B. Fuller, Director


March 24, 1997                   s/ D. A. Jensen
--------------                   ---------------------------------------
                            				 D. A. Jensen, Director