Form 10-Q
period 1997-03-31
CAROLINA TELEPHONE & TELEGRAPH CO
filed 1997-05-13
CIK 275177

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1997
                               --------------------------------

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number:       1-6469


-------------------------------------------------------------------------------
                    CAROLINA TELEPHONE AND TELEGRAPH COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      North Carolina                                          56-0931189
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

             14111 Capital Boulevard, Wake Forest, North Carolina 27587
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  919-554-7900
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

  This registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No ___

There is no common stock held by non-affiliates.

There are 3,626,510 shares of common stock outstanding as of March 31, 1997 and as of the date of filing of this report.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------


                    CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX


                                                                         Page
Part I - Financial Information

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets                                     1

           Consolidated Statements of Income                               3

           Consolidated Statements of Retained Earnings                    3

           Consolidated Statements of Cash Flows                           4

           Condensed Notes to Consolidated Financial Statements            5

  Item 2.  Management's Discussion and Analysis of Results of Operations   6


Part II - Other Information

  Item 1.  Legal Proceedings                                               8

  Item 2.  Changes in Securities                                           8

  Item 3.  Defaults Upon Senior Securities                                 8

  Item 4.  Submission of Matters to a Vote of Security Holders             8

  Item 5.  Other Information                                               8

  Item 6.  Exhibits and Reports on Form 8-K                                8

Signatures                                                                 9






                                                                                                            PART I.
                                                                                                            Item 1.


                                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                                        CONSOLIDATED BALANCE SHEETS
                                              (in thousands)

                                                                                      March 31,        December 31,
                                                                                        1997               1996
-----------------------------------------------------------------------------------------------------------------------
                                                                                     (unaudited)
ASSETS
    Current assets
        Cash                                                                      $           404      $           414
        Receivables
            Customers and other, net of allowance for doubtful
                accounts of $3,379 and $3,506                                             103,705              107,193
            Interexchange carriers                                                         23,922               23,174
            Affiliated companies                                                            7,796                8,847
        Inventories                                                                         9,459                9,118
        Prepaid expenses and other                                                          1,563                5,011
-----------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                  146,849              153,757

    Property, plant and equipment                                                       1,976,573            1,939,608
        Less accumulated depreciation                                                   1,086,967            1,062,982
-----------------------------------------------------------------------------------------------------------------------
                                                                                          889,606              876,626

    Investment in affiliated preferred stock                                               29,043               29,043

    Deferred charges and other assets                                                      61,284               58,618
-----------------------------------------------------------------------------------------------------------------------

                                                                                  $     1,126,782      $     1,118,044
                                                                                ---------------------------------------



















See accompany Condensed Notes to Consolidated Financial Statements.




                                                                                                            PART I.
                                                                                                            Item 1.


                                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                                        CONSOLIDATED BALANCE SHEETS
                                    (in thousands, except per share data)

                                                                                      March 31,        December 31,
                                                                                        1997               1996
-----------------------------------------------------------------------------------------------------------------------
                                                                                     (unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY
    Current liabilities
        Outstanding checks in excess of cash balances                             $         5,899      $         2,956
        Advances from parent company                                                      129,431              137,002
        Current maturities of long-term debt                                                  842                  842
        Accounts payable
            Vendors and other                                                              21,140               17,993
            Interexchange carriers                                                         21,187               18,911
            Affiliated companies                                                            9,392               18,902
        Accrued taxes                                                                      18,521                6,132
        Advance billings and customer deposits                                             17,449               16,869
        Accrued vacation                                                                    9,329                9,021
        Accrued interest                                                                    1,444                1,232
        Accrued payroll and commissions                                                     3,079                6,226
        Other                                                                               7,717                8,395
-----------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                             245,430              244,481

    Long-term debt                                                                        198,674              198,631

    Deferred credits and other liabilities
        Deferred income taxes                                                              91,464               89,513
        Postretirement and other benefit obligations                                       65,138               62,740
        Other                                                                               4,748                7,939
-----------------------------------------------------------------------------------------------------------------------
                                                                                          161,350              160,192

    Common stock and other shareholder's equity
        Common stock, par value $20 per share, authorized - 5,000 shares,
          issued and outstanding 3,627 shares                                              72,530               72,530
        Capital in excess of par value                                                     75,744               75,744
        Retained earnings                                                                 373,054              366,466
-----------------------------------------------------------------------------------------------------------------------
                                                                                          521,328              514,740
-----------------------------------------------------------------------------------------------------------------------

                                                                                  $     1,126,782      $     1,118,044
                                                                                ---------------------------------------









See accompanying Condensed Notes to Consolidated Financial Statements.



                                                                                                            PART I.
                                                                                                            Item 1.
                                    CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                 (in thousands)
                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                    -----------------------------
                                                                                        1997            1996
-----------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
    Local service                                                                 $      93,691   $      81,877
    Network access                                                                       57,183          57,456
    Toll service                                                                          9,987          18,944
    Telecommunications equipment                                                         14,437          13,107
    Other                                                                                30,840          26,467
-----------------------------------------------------------------------------------------------------------------
Total net operating revenues                                                            206,138         197,851
-----------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
    Plant operations                                                                     52,912          51,730
    Depreciation and amortization                                                        34,557          33,420
    Customer operations                                                                  36,900          31,481
    Corporate operations                                                                 18,169          17,767
    Cost of telecommunications equipment                                                  9,826           8,710
    Other                                                                                 4,849           4,646
-----------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                157,213         147,754
-----------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                         48,925          50,097

Interest expense                                                                         (5,318)         (5,290)
Other income, net                                                                         3,888           3,570
-----------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                               47,495          48,377

Income tax provision                                                                    (17,879)        (18,260)
-----------------------------------------------------------------------------------------------------------------

NET INCOME                                                                        $      29,616   $      30,117
-----------------------------------------------------------------------------------------------------------------

                            CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (UNAUDITED)
                                                 (in thousands)
                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                    -----------------------------
                                                                                        1997            1996
-----------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS AT BEGINNING OF PERIOD                                          $     366,466   $     342,746

Net Income                                                                               29,616          30,117
-----------------------------------------------------------------------------------------------------------------
                                                                                        396,082         372,863

Dividends                                                                               (23,028)        (20,564)
-----------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS AT END OF PERIOD                                                $     373,054   $     352,299
-----------------------------------------------------------------------------------------------------------------







See accompanying Condensed Notes to Consolidated Financial Statements.




                                                                                                            PART I.
                                                                                                            Item 1.


                                CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             (in thousands)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                               ---------------------------
                                                                                  1997           1996
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                               $     29,616   $     30,117
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization                                          34,557         33,420
            Deferred income taxes and investment tax credits                        5,429          1,681
            Changes in operating assets and liabilities:
                Receivables, net                                                    3,791           (269)
                Inventories and other current assets                                 (505)        (3,558)
                Accounts payable and other current liabilities                      8,520         25,909
                Noncurrent assets and liabilities, net                             (3,000)           130
            Other, net                                                                134           (181)
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          78,542         87,249
----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Capital expenditures                                                          (46,736)       (53,774)
    Other, net                                                                     (1,260)          (774)
----------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                             (47,996)       (54,548)
----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Increase (decrease) in advances from parent company                            (7,571)        42,257
    Retirements of long-term debt                                                       -        (11,609)
    Decrease in short-term borrowings                                                   -        (42,800)
    Dividends paid                                                                (23,028)       (20,564)
    Other, net                                                                         43              -
----------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                             (30,556)       (32,716)
----------------------------------------------------------------------------------------------------------

DECREASE IN CASH                                                                      (10)           (15)

CASH AT BEGINNING OF PERIOD                                                           414             54
----------------------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                                        $        404   $         39
                                                                           -------------------------------


SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                                       $      5,106   $      4,168
Cash paid (refunded) for taxes                                               $     (4,851)  $      1,401




See accompanying Condensed Notes to Consolidated Financial Statements.

                                                                         PART I.
                                                                         Item 1.



                    CAROLINA TELEPHONE AND TELEGRAPH COMPANY
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             March 31, 1997 and 1996

The information contained in this Form 10-Q has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In management's opinion, the consolidated interim financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. These consolidated financial statements should be read in connection with Carolina Telephone and Telegraph Company's 1996 annual report on Form 10-K. The results of operations for the 1997 first quarter are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1997.

1.  Basis of Consolidation

The consolidated financial statements include the accounts of Carolina Telephone and Telegraph Company and its wholly-owned subsidiaries (the Company). All significant intercompany transactions have been eliminated. The Company is a wholly-owned subsidiary of Sprint Corporation; accordingly, earnings per share information has been omitted.

The consolidated financial statements are prepared in conformity with GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, as well as the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Certain amounts previously reported have been reclassified to conform to the current period presentation in the consolidated financial statements. These reclassifications had no effect on the results of operations or shareholder's equity as previously reported.

                                                                         PART I.
                                                                         Item 2.


                    CAROLINA TELEPHONE AND TELEGRAPH COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

General

Carolina Telephone and Telegraph Company and its wholly-owned subsidiaries (the Company) include certain estimates, projections and other forward-looking statements in their reports, as well as in presentations to analysts and others, and in other material disseminated to the public. There can be no assurances of future performance. Actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

   * the effects of vigorous competition in the markets in which the Company operates;
   * the impact of any unusual items resulting from ongoing evaluations of the Company's business strategies;
   *  requirements  imposed  on the  Company  and  its  competitors  by the
      Federal   Communications   Commission  and  North  Carolina  Utilities
      Commission under the Telecommunications Act of 1996;
   *  unexpected results of litigation filed against the Company; and
   * the possibility of one or more of the markets in which the Company competes being impacted by variations in political, economic or other factors such as legal and regulatory changes or other external factors over which the Company has no control.


Results of Operations

Total net operating revenues increased 4% for the 1997 first quarter compared with the same 1996 period. The increase was mainly due to increased local service revenues, partly offset by reduced toll service revenues. The increase in other revenues reflects growth in locating underground utility lines due to an increase in the customer base in existing service areas.

Local service revenues, derived from local exchange services, increased 14% for the 1997 first quarter compared with the same 1996 period. The increase was primarily due to continued residential and business growth in both the number of access lines served and custom calling features, including Caller ID, voice dialing and return call. The number of access lines served grew 4.9% during the past twelve months. Revenue from custom calling features increased 28% for the 1997 first quarter due to the increase in access lines served and marketing promotions. In addition, local service revenues increased due to extended local area calling plans, which include exchanges within an approximate 40-mile radius of a central office. The plans allow residential customers to choose one of three local service options and business customers to choose one of two local service options.

Toll service revenues, mainly derived from providing long distance services within specified geographical areas, decreased $9 million for the 1997 first quarter compared with the same 1996 period. The decrease is mainly due to extended local area calling plans. In the 1996 first quarter, the Company was reselling interexchange long distance services. This service was phased out through early 1997. The decline in toll service revenues due to extended local area calling plans was partly offset by increased local service revenues.

Total operating expense increased 6% for the 1997 first quarter compared with the same 1996 period mainly due to increased customer operations expense.

Customer operations expense includes costs related to business office operations, billing services, marketing costs, and customer services, including operator and directory assistance. Customer operations expense increased 17% for the 1997 first quarter compared with the same 1996 period. The increase was mainly due to the expanded operations of locating underground utility lines and increased marketing costs to promote products and services. Customer operations expense also reflects increased business office operations and developmental expenses incurred for a new standard marketing billing system which is expected to be implemented this year. The 1996 first quarter includes costs related to reselling interexchange long distance services. This service was phased out through early 1997.

                                                                        PART II.
                                                               Other Information



Item 1.   Legal Proceedings

          There were no reportable events during the quarter ended March 31, 1997.

Item 2.   Changes in Securities

          Omitted under the provisions of General Instruction H.

Item 3.   Defaults Upon Senior Securities

          Omitted under the provisions of General Instruction H.

Item 4.   Submission of Matters to a Vote of Security Holders

          Omitted under the provisions of General Instruction H.

Item 5.   Other Information

          The Company's ratios of earnings to fixed charges were 9.07 and 8.57 for the 1997 and 1996 first quarters, respectively. These ratios were computed by dividing fixed charges into the sum of (a) income before taxes, less capitalized interest, and (b) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses) and the interest component of operating rents.

Item 6.   Exhibits and Reports on Form 8-K

          (a)    The following exhibits are filed as part of this report:

                 (12)  Computation of Ratio of Earnings to Fixed Charges.

                 (27)  Financial Data Schedule.

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   Carolina Telephone and Telegraph Company
                                   (Registrant)


                                   By  /s/ F. E. Westmeyer
                                       F. E. Westmeyer, Vice President-Finance
                                       (Principal Financial Officer)


                                   By  /s/ T. J. Geller
                                       T. J. Geller, Controller
                                       (Principal Accounting Officer)



Date:  May 13, 1997

                           EXHIBIT INDEX

EXHIBIT
NUMBER

(12)        Computation of Ratio of Earnings to Fixed Charges

(27)        Financial Data Schedule