Form 10-Q
period 1997-06-30
CAROLINA TELEPHONE & TELEGRAPH CO
filed 1997-08-11
CIK 275177

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1997
                               -------------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number:         1-6469


                    CAROLINA TELEPHONE AND TELEGRAPH COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     North Carolina                                            56-0931189
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

         14111 Capital Boulevard, Wake Forest, North Carolina 27587
--------------------------------------------------------------------------------
                  (Address of principal executive offices)

                                919-554-7900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

     This registrant meets the conditions of General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No ___

There are no equity securities held by non-affiliates.

There are 3,626,510 shares of common stock outstanding as of June 30, 1997 and as of the date of filing of this report.

                    CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

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

Exhibit 12


                                                                                                           PART I.
                                                                                                           Item 1.


                    CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                             June 30,             December 31,
                                                                               1997                   1996
--------------------------------------------------------------------- -- ------------------ --- ------------------
                                                                            (unaudited)
Assets
   Current assets
     Cash                                                             $        3,587         $           414
     Accounts receivable
       Customers and other, net of allowance for doubtful accounts
          of $3,483 and $3,506                                               116,695                 107,193
       Interexchange carriers                                                 25,273                  23,174
       Affiliated companies                                                    6,275                   8,847
     Inventories                                                               6,908                   9,118
     Prepaid expenses and other                                                2,490                   5,011
--------------------------------------------------------------------- -- ------------------ --- ------------------
     Total current assets                                                    161,228                 153,757

   Property, plant and equipment                                           2,006,060               1,939,608
       Less accumulated depreciation                                       1,107,764               1,062,982
--------------------------------------------------------------------- -- ------------------ --- ------------------
                                                                             898,296                 876,626

   Investment in affiliate preferred stock                                    29,043                  29,043

   Deferred charges and other assets                                          63,763                  58,618
--------------------------------------------------------------------- -- ------------------ --- ------------------

                                                                      $    1,152,330         $     1,118,044
                                                                      -- ------------------ --- ------------------


                       See accompanying Condensed Notes to Consolidated Financial Statements


                                                                                                            PART I.
                                                                                                            Item 1.


                    CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                                              June 30,             December 31,
                                                                                1997                   1996
-------------------------------------------------------------------------------------------------------------------
                                                                            (unaudited)
Liabilities and shareholder's equity
   Current liabilities
     Outstanding checks in excess of cash balances                     $            244       $          2,956
     Advances from parent company                                               149,605                137,002
     Current maturities of long-term debt                                           839                    842
     Accounts payable
       Vendors and other                                                         19,171                 17,993
       Interexchange carriers                                                    24,595                 18,911
       Affiliated companies                                                      11,110                 18,902
     Accrued taxes                                                               13,574                  6,132
     Advance billings                                                            18,148                 16,869
     Other                                                                       20,046                 24,874
-------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                  257,332                244,481

   Long-term debt                                                               198,719                198,631

   Deferred credits and other liabilities
     Deferred income taxes and investment tax credits                            93,918                 89,513
     Postretirement and other benefit obligations                                67,946                 62,740
     Other                                                                        2,420                  7,939
-------------------------------------------------------------------------------------------------------------------
                                                                                164,284                160,192

   Common stock and other shareholder's  equity Common stock, par value $20 per
     share, authorized - 5,000 shares, issued and outstanding 3,627 shares       72,530                 72,530
     Capital in excess of par value                                              75,744                 75,744
     Retained earnings                                                          383,721                366,466
-------------------------------------------------------------------------------------------------------------------
                                                                                531,995                514,740
-------------------------------------------------------------------------------------------------------------------

                                                                       $      1,152,330       $      1,118,044
                                                                      ---------------------------------------------

                       See accompanying Condensed Notes to Consolidated Financial Statements


                                                                                                           PART I.
                                                                                                           Item 1.
                    CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                 (in thousands)
                                                    Three Months Ended                    Year to Date
                                                         June 30,                           June 30,
                                             ---------------------------------- ----------------------------------
                                                     1997             1996              1997             1996
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

NET OPERATING REVENUES
   Local service                              $     97,603     $      86,019     $    191,294     $     167,896
   Network access                                   60,301            58,656          117,484           116,112
   Toll service                                      8,933            14,550           18,920            33,494
   Telecommunications equipment                     19,237            18,655           33,674            31,762
   Other                                            33,864            32,347           64,704            58,814
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
Total net operating revenues                       219,938           210,227          426,076           408,078
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

OPERATING EXPENSES
   Plant operations                                 52,310            54,370          105,222           106,100
   Depreciation and amortization                    35,412            34,267           69,969            67,687
   Customer operations                              38,463            33,652           75,363            65,133
   Corporate operations                             17,892            17,063           36,061            34,830
   Cost of telecommunications equipment             13,715            13,159           23,541            21,869
   Other                                             5,087             4,798            9,936             9,444
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Total operating expenses                           162,879           157,309          320,092           305,063
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

OPERATING INCOME                                    57,059            52,918          105,984           103,015

Interest expense                                    (5,486)           (5,003)         (10,804)          (10,293)
Other income, net                                    3,474             3,521            7,362             7,091
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

INCOME BEFORE INCOME TAXES                          55,047            51,436          102,542            99,813

Income taxes                                       (20,445)          (19,023)         (38,324)          (37,283)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

NET INCOME                                    $     34,602     $      32,413     $     64,218     $      62,530
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

            CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (UNAUDITED)
                                 (in thousands)
                                                                                          Year to Date
                                                                                            June 30,
                                                                                ----------------------------------
                                                                                        1997             1996
----------------------------------------------------------------------------------- ------------- -- -------------

RETAINED EARNINGS AT BEGINNING OF PERIOD                                        $     366,466     $     342,746

Net Income                                                                             64,218            62,530
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
                                                                                      430,684           405,276

Dividends declared                                                                    (46,963)          (40,510)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

RETAINED EARNINGS AT END OF PERIOD                                              $     383,721     $     364,766
------------------------------------------------------------------------------- --- ------------- -- -------------


                       See accompanying Condensed Notes to Consolidated Financial Statements

                                                                                                            PART I.
                                                                                                            Item 1.


                    CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                          Year to Date
                                                                                            June 30,
                                                                                ----------------------------------
                                                                                      1997               1996
------------------------------------------------------------------------------- --- ------------- -- -------------

OPERATING ACTIVITIES
   Net income                                                                    $      64,218    $      62,530
   Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization                                                      69,969           67,687
     Deferred income taxes and investment tax credits                                    6,603            2,097
     Changes in assets and liabilities:
       Accounts receivable, net                                                         (9,029)         (16,770)
       Inventories and other current assets                                              2,330           (3,675)
       Accounts payable and other current liabilities                                      251           (2,626)
       Noncurrent assets and liabilities, net                                           (4,023)          (2,196)
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided by operating activities                                              130,319          107,047
------------------------------------------------------------------------------- --- ------------- -- -------------

INVESTING ACTIVITIES
   Capital expenditures                                                                (90,318)         (89,037)
   Other, net                                                                           (2,553)          (1,314)
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash used by investing activities                                                  (92,871)         (90,351)
------------------------------------------------------------------------------- --- ------------- -- -------------

FINANCING ACTIVITIES
   Increase in advances from parent company                                             12,603           79,289
   Payments on long-term debt                                                                -          (12,636)
   Decrease in short-term borrowings                                                         -          (42,800)
   Dividends paid                                                                      (46,963)         (40,510)
   Other, net                                                                               85            --
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash used by financing activities                                                  (34,275)         (16,657)
------------------------------------------------------------------------------- --- ------------- -- -------------

INCREASE IN CASH                                                                         3,173               39

CASH AT BEGINNING OF PERIOD                                                                414               54
------------------------------------------------------------------------------- --- ------------- -- -------------

CASH AT END OF PERIOD                                                            $       3,587    $          93
                                                                                --- ------------- -- -------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest (excluding amounts capitalized)                           $      10,578    $      11,090
Cash paid for taxes                                                              $      21,659    $      37,842



                       See accompanying Condensed Notes to Consolidated Financial Statements


                                                                         PART I.
                                                                         Item 1.
                    CAROLINA TELEPHONE AND TELEGRAPH COMPANY
          CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             June 30, 1997 and 1996

The information contained in this Form 10-Q has been prepared according to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the consolidated interim financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to generally accepted accounting principles (GAAP) have been condensed or omitted. These consolidated financial statements should be read in connection with Carolina Telephone and Telegraph Company's 1996 annual report on Form 10-K. Operating results for the 1997 year-to-date period are not necessarily indicative of operating results that may be expected for the year ending December 31, 1997.

1.  Basis of Consolidation

The consolidated financial statements include the accounts of Carolina Telephone and Telegraph Company and its wholly-owned subsidiaries (CT&T). All significant intercompany transactions have been eliminated. CT&T is a wholly-owned subsidiary of Sprint Corporation; as a result, earnings per share information is not required.

The consolidated financial statements are prepared according to GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, as well as the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the results of operations or shareholder's equity as previously reported.

                                                                         PART I.
                                                                         Item 2.

                    CAROLINA TELEPHONE AND TELEGRAPH COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

General

Carolina Telephone and Telegraph Company and its wholly-owned subsidiaries (CT&T) include certain estimates, projections and other forward-looking statements in their reports, as well as in presentations to analysts and others, and in other material made available to the public. Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

  - the effects of vigorous competition in the markets in which CT&T operates;

  - the impact of any unusual items resulting from ongoing evaluations of CT&T's business strategies;

  - requirements imposed on CT&T and its competitors by the Federal Communications Commission (FCC) and North Carolina Utilities Commission under the Telecommunications Act of 1996(Telecom Act);

  - unexpected results of litigation filed against CT&T; and

  - the possibility of one or more of the markets in which CT&T competes being impacted by variations in political, economic or other factors such as legal and regulatory changes or other external factors over which CT&T has no control.

Regulatory Developments

In accordance with the Telecom Act, the FCC adopted detailed rules in 1996 to govern interconnection to incumbent local networks by new market entrants. Some local exchange carriers (LECs) and state public service commissions (PSCs) appealed these rules to the U.S. Court of Appeals, which prevented most of the pricing rules from taking effect pending a full review by the court.

In July 1997, the court struck down the FCC's pricing rules. It ruled that the Telecom Act left jurisdiction over pricing matters to the PSCs. The court also struck down certain other FCC rules on jurisdictional or substantive grounds. The court's decision adds to the uncertainty, delay and complexity surrounding local competition. The FCC plans to appeal the decision to the U.S. Supreme Court.

In May 1997, the FCC issued important decisions on the structure and level of access charges and universal service. These decisions will impact the industry in several ways, including the following:

  - an additional subsidy was created to support telecommunications services for schools, libraries and rural health care providers. Funding for this program, which is estimated to cost $2.7 billion per year, will be assessed against all carriers providing telecommunications services. However, it is expected that LECs will be able to pass their portion of these costs on to long distance carriers;

  - interstate access rates charged by LECs will decline by an estimated $1.4 billion per year beginning July 1997;

  - certain monthly flat-rate charges paid by some local telephone subscribers will increase beginning in 1998;

  - certain per-minute access charges paid by long distance companies were converted to flat monthly charges based on pre-subscribed lines; and

  - a basis has been established for replacing implicit access subsidies with an explicit interstate universal service fund beginning in 1999.


A number of LECs, long distance companies and others have appealed some or all of the FCC's orders. The effective date of the orders has not been postponed, but the appeals are expected to take a year or more to conclude. The impact of these FCC decisions on CT&T is difficult to determine, but is not expected to be material.

Results of Operations

Year-to-date net operating revenues for 1997 increased 4% compared with the same period a year ago. The increase was mainly due to increased local service revenues, partly offset by reduced toll service revenues. The increase in other revenues reflects the expanded operations of locating underground utility lines which was due to an increased customer base in existing service areas.

Local service revenues, derived from local exchange services, increased 14% for the 1997 year-to-date period compared with the same 1996 period. The increase was mainly due to continued residential and business growth in access lines served, extended local area calling plans and increased demand for custom calling features, such as Caller ID, voice dialing and return call. Access lines served increased 4.7% during the past 12 months. Revised local area calling plans allow residential customers to choose one of three local service options and business customers to choose one of two local service options.

Toll service revenues are mainly derived from providing long distance services within specified geographical areas. These year-to-date 1997 revenues decreased $15 million from the same period a year ago. The decrease was mainly due to a reduction in revenues from reselling interexchange long distance services, which was phased out through early 1997. It also reflects extended local area calling plans, which caused a corresponding increase in local service revenues.

During the 1997 year-to-date period, total operating expense increased 5% compared with the same period a year ago, mainly due to increased customer operations expense. That increase was mainly due to the expanded operations of locating underground utility lines, increased marketing costs to promote products and services and an increase in bad debt expense, which is consistent with a nationwide increase in consumer bad debt. CT&T is implementing a number of new processes and procedures to improve its collection results. Customer operations expense also reflects increased business office operations and developmental expenses incurred for a new marketing operations and customer billing system in the process of implementation.

                                                                        PART II.
                                                               Other Information



Item 1.   Legal Proceedings

          There were no reportable events during the quarter ended June 30, 1997.

Item 2.   Changes in Securities

          Omitted under the provisions of General Instruction H

Item 3.   Defaults Upon Senior Securities

          Omitted under the provisions of General Instruction H

Item 4.   Submission of Matters to a Vote of Security Holders

          Omitted under the provisions of General Instruction H

Item 5.   Other Information

          CT&T's ratios of earnings to fixed charges were 9.99 and 9.27 for the 1997 and 1996 second quarter, respectively, and 9.54 and 8.91 for the 1997 and 1996 year-to-date periods, respectively. These ratios were computed by dividing fixed charges into the sum of (a) income before taxes, less capitalized interest, and (b) fixed charges. Fixed charges consist of interest on all debt (including amortization of debt issuance expenses) and the interest component of operating rents.

Item 6.   Exhibits and Reports on Form 8-K

          (a)    The following exhibits are filed as part of this report:

                 (12)  Computation of Ratio of Earnings to Fixed Charges

                 (27) Financial Data Schedule

          (b)    Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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





                                     Carolina Telephone and Telegraph Company
                                     (Registrant)


                                 By  /s/ F. E. Westmeyer
                                     F. E. Westmeyer, Vice President-Finance
                                     (Principal Financial Officer)


                                 By  /s/ T. J. Geller
                                     T. J. Geller, Controller
                                     (Principal Accounting Officer)



Date:  August 11, 1997

--------------------------------------------------------------------------------
                                  EXHIBIT INDEX
--------------------------------------------------------------------------------

EXHIBIT
NUMBER

       (12)   Computation of Ratio of Earnings to Fixed Charges

       (27)   Financial Data Schedule