Form 10-Q
period 1997-09-30
CAROLINA TELEPHONE & TELEGRAPH CO
filed 1997-11-10
CIK 275177

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1997
                               -------------------------------------

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

There are 3,626,510 common shares outstanding at September 30, 1997.



                                          CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                                     FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                                         INDEX


                                                                                                     Page Number
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

Exhibit 12


                                                                                                            PART I.
                                                                                                            Item 1.


                                          CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                                                CONSOLIDATED BALANCE SHEETS
                                                      (in thousands)

                                                                           September 30,          December 31,
                                                                               1997                   1996
------------------------------------------------------------------------------------------------------------------
                                                                            (unaudited)
Assets
   Current assets
     Cash                                                             $       19,445         $           414
     Accounts receivable
       Customers and other, net of allowance for doubtful accounts
          of $3,581 and $3,506                                               117,818                 107,193
       Interexchange carriers                                                 23,895                  23,174
       Affiliated companies                                                    7,205                   8,847
     Inventories                                                              10,665                   9,118
     Prepaid expenses and other                                                4,344                   5,011
------------------------------------------------------------------------------------------------------------------
     Total current assets                                                    183,372                 153,757

   Property, plant and equipment                                           2,034,517               1,939,608
       Less accumulated depreciation                                       1,137,431               1,062,982
------------------------------------------------------------------------------------------------------------------
                                                                             897,086                 876,626

   Investment in affiliate preferred stock                                    29,043                  29,043

   Deferred charges and other assets                                          66,229                  58,618
------------------------------------------------------------------------------------------------------------------

                                                                      $    1,175,730         $     1,118,044
                                                                      --------------------------------------------

                       See accompanying Condensed Notes to Consolidated Financial Statements

                                                                                                            PART I.
                                                                                                            Item 1.


                                          CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                                                CONSOLIDATED BALANCE SHEETS
                                           (in thousands, except per share data)
                                                                           September 30,           December 31,
                                                                                1997                   1996
-------------------------------------------------------------------------------------------------------------------
                                                                            (unaudited)
Liabilities and shareholder's equity
   Current liabilities
     Outstanding checks in excess of cash balances                     $         10,362       $          2,956
     Advances from parent company                                               143,289                137,002
     Current maturities of long-term debt                                            10                    842
     Accounts payable
       Vendors and other                                                         14,214                 17,993
       Interexchange carriers                                                    22,790                 18,911
       Affiliated companies                                                      29,373                 18,902
     Accrued taxes                                                               14,377                  6,132
     Advance billings and customer deposits                                      17,788                 16,869
     Other                                                                       19,154                 24,874
-------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                  271,357                244,481

   Long-term debt                                                               198,766                198,631

   Deferred credits and other liabilities
     Deferred income taxes and investment tax credits                            93,823                 89,513
     Postretirement and other benefit obligations                                70,507                 62,740
     Other                                                                        1,621                  7,939
-------------------------------------------------------------------------------------------------------------------
                                                                                165,951                160,192

   Common stock and other  shareholder's equity
     Common stock, par value $20 per share, authorized - 5,000 shares,
       issued and outstanding 3,627 shares                                       72,530                 72,530
     Capital in excess of par value                                              75,744                 75,744
     Retained earnings                                                          391,382                366,466
-------------------------------------------------------------------------------------------------------------------
                                                                                539,656                514,740
-------------------------------------------------------------------------------------------------------------------

                                                                       $      1,175,730       $      1,118,044
                                                                      ---------------------------------------------

                       See accompanying Condensed Notes to Consolidated Financial Statements



                                                                                                            PART I.
                                                                                                            Item 1.
                                          CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                                       CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                    (in thousands)
                                                            Quarter Ended                   Year to Date
                                                            September 30,                   September 30,
                                                    --------------------------------------------------------------
                                                           1997           1996            1997            1996
------------------------------------------------------------------------------------------------------------------

Net operating revenues
   Local service                                     $     98,932   $      91,175   $    290,226    $     259,071
   Network access                                          58,510          62,552        175,994          178,664
   Toll service                                             8,909          14,471         27,829           47,965
   Telecommunications equipment                            18,960          17,665         52,634           49,427
   Other                                                   27,914          31,928         92,618           90,742
------------------------------------------------------------------------------------------------------------------
Total net operating revenues                              213,225         217,791        639,301          625,869
------------------------------------------------------------------------------------------------------------------

Operating expenses
   Plant operations                                        49,907          59,741        155,129          165,841
   Depreciation and amortization                           35,689          33,528        105,658          101,215
   Customer operations                                     38,410          37,553        113,773          102,686
   Corporate operations                                    17,576          18,229         53,637           53,059
   Cost of telecommunications equipment                    12,254          12,187         35,795           34,056
   Other                                                    5,234           4,866         15,170           14,310
------------------------------------------------------------------------------------------------------------------
Total operating expenses                                  159,070         166,104        479,162          471,167
------------------------------------------------------------------------------------------------------------------

Operating income                                           54,155          51,687        160,139          154,702

Interest expense                                           (5,913)         (6,032)       (16,717)         (16,325)
Other income, net                                           3,439           3,593         10,801           10,684
------------------------------------------------------------------------------------------------------------------

Income before income taxes and extraordinary item          51,681          49,248        154,223          149,061

Income taxes                                              (18,997)        (19,285)       (57,321)         (56,568)
------------------------------------------------------------------------------------------------------------------

Income before extraordinary item                           32,684          29,963         96,902           92,493

Extraordinary loss on early extinguishment of
   debt, net                                                 -             (3,750)           -             (3,750)
------------------------------------------------------------------------------------------------------------------

Net income                                          $      32,684   $      26,213   $     96,902    $      88,743
------------------------------------------------------------------------------------------------------------------

                                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (UNAUDITED)
                                                    (in thousands)
                                                                                          Year to Date
                                                                                          September 30,
                                                                                ----------------------------------
                                                                                        1997             1996
------------------------------------------------------------------------------------------------------------------

Retained earnings at beginning of period                                        $     366,466     $     342,746

Net Income                                                                             96,902            88,743
------------------------------------------------------------------------------------------------------------------
                                                                                      463,368           431,489
Dividends declared                                                                    (71,986)          (66,439)
------------------------------------------------------------------------------------------------------------------

Retained earnings at end of period                                              $     391,382     $     365,050
------------------------------------------------------------------------------------------------------------------

                       See accompanying Condensed Notes to Consolidated Financial Statements

                                                                                                            PART I.
                                                                                                            Item 1.


                                          CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                       (in thousands)

                                                                                          Year to Date
                                                                                          September 30,
                                                                                ----------------------------------
                                                                                        1997             1996
------------------------------------------------------------------------------------------------------------------

Operating activities
   Net income                                                                    $      96,902    $      88,743
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                     105,658          101,215
     Extraordinary loss on early extinguishment of debt                                   -               4,713
     Deferred income taxes and investment tax credits                                    3,980            6,008
     Changes in assets and liabilities:
       Accounts receivable, net                                                         (9,704)         (37,192)
       Inventories and other current assets                                             (1,760)          (3,342)
       Accounts payable and other current liabilities                                   21,421            6,393
       Noncurrent assets and liabilities, net                                           (3,309)            (900)
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              213,188          165,638
------------------------------------------------------------------------------------------------------------------

Investing activities
   Capital expenditures                                                               (124,110)        (126,285)
   Other, net                                                                           (3,651)          (1,884)
------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                 (127,761)        (128,169)
------------------------------------------------------------------------------------------------------------------

Financing activities
   Increase in advances from parent company                                              6,287          134,711
   Payments on long-term debt                                                             (697)         (62,668)
   Decrease in short-term borrowings                                                      -             (42,800)
   Dividends paid                                                                      (71,986)         (66,439)
   Other, net                                                                             -                   3
------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                  (66,396)         (37,193)
------------------------------------------------------------------------------------------------------------------

Increase in cash                                                                        19,031              276

Cash at beginning of period                                                                414               54
------------------------------------------------------------------------------------------------------------------

Cash at end of period                                                            $      19,445    $         330
                                                                                ----------------------------------

Supplemental cash flow information
Cash paid for interest (excluding amounts capitalized)                           $      16,293    $      16,839
                                                                                ----------------------------------
Cash paid for taxes                                                              $      44,491    $      50,968
                                                                                ----------------------------------

                       See accompanying Condensed Notes to Consolidated Financial Statements


                                                                         PART I.
                                                                         Item 1.
                  CAROLINA TELEPHONE AND TELEGRAPH COMPANY
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       September 30, 1997 and 1996

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

2.   Early Extinguishment of Debt

In July 1996, the Company redeemed $50 million of debentures with an interest rate of 9.0% prior to scheduled maturity. The extraordinary loss on the early extinguishment of debt was $3.8 million, net of an income tax benefit of $3.0 million.

                                                                         PART I.
                                                                         Item 2.

                 CAROLINA TELEPHONE AND TELEGRAPH COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

General

Carolina Telephone and Telegraph Company and its wholly-owned subsidiaries (CT&T) includes certain estimates, projections and other forward-looking statements in its reports, in presentations to analysts and others, and in other publicly-available material. Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

  - the effects of vigorous competition in the markets in which CT&T operates;

  - the impact of any unusual items resulting from ongoing evaluations of CT&T's business strategies;

  - requirements imposed on CT&T and its competitors by the Federal Communications Commission (FCC) and North Carolina Utilities Commission under the Telecommunications Act of 1996 (Telecom Act);

  - unexpected results of litigation filed against CT&T; and

  - the possibility of one or more of the markets in which CT&T competes being impacted by variations in political, economic or other factors such as legal and regulatory changes or other external factors over which CT&T has no control.

Regulatory Developments

In accordance with the Telecom Act, the FCC adopted detailed rules in 1996 to govern interconnection to incumbent local networks by new market entrants. Some local exchange carriers (LECs) and state public utility commissions (PUCs) appealed these rules to the U.S. Court of Appeals, which prevented most of the pricing rules from taking effect, pending a full review by the court.

In July 1997, the court struck down the FCC's pricing rules. It ruled that the Telecom Act left jurisdiction over pricing matters to the PUCs. The court also struck down certain other FCC rules on jurisdictional or substantive grounds. The court's decision adds to the uncertainty, delay and complexity surrounding local competition. The FCC plans to appeal the decision to the U.S. Supreme Court.

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

  - certain monthly flat-rate charges paid by some local telephone customers will increase beginning in 1998;

  - certain per-minute access charges paid by long distance companies were converted to flat monthly charges based on pre-subscribed lines; and

  - a basis has been established for replacing implicit access subsidies with an explicit interstate universal service fund beginning in 1999.


A number of LECs, long distance companies and others have appealed some or all of the FCC's orders. The effective date of the orders has not been delayed, but the appeals are expected to take a year or more to conclude. The impact of these FCC decisions on CT&T is difficult to determine, but is not expected to be material.

Results of Operations

Year-to-date net operating revenues for 1997 increased 2% compared with the same period a year ago. The increase was mainly due to increased local service revenues, partly offset by reduced toll service revenues.

Local service revenues, derived from local exchange services, increased 12% for the 1997 year-to-date period compared with the same 1996 period. The increase was mainly due to growth of 4.6% in access lines served during the last 12 months and extended local area calling plans. The increase also reflects increased demand for custom calling features, such as Caller ID, call waiting and call forwarding, and increased revenues from residential and business wire maintenance.

Toll service revenues are mainly derived from providing long distance services within specified geographical areas. These year-to-date 1997 revenues decreased 42% from the same period a year ago. The decrease was mainly due to reduced revenues from reselling interexchange long distance services, which were phased out through early 1997. It also reflects extended local area calling plans, which caused a corresponding increase in local service revenues.

During the 1997 year-to-date period, total operating expenses increased 2% compared with the same period a year ago. This reflects an increase in customer operations expense, partly offset by a decrease in plant operations expense. The increase in customer operations expense was mainly due to the expanded operations of locating underground utility lines and increased sales and marketing costs to promote products and services. The decrease in plant operations expense is mainly due to the phase out of the interexchange long distance reseller service through early 1997.

                                                                        PART II.
                                                               Other Information



Item 1.   Legal Proceedings

          There were no reportable events during the quarter ended September 30, 1997.

Item 2.   Changes in Securities

          Omitted under the provisions of General Instruction H

Item 3.   Defaults Upon Senior Securities

          Omitted under the provisions of General Instruction H

Item 4.   Submission of Matters to a Vote of Security Holders

          Omitted under the provisions of General Instruction H

Item 5.   Other Information

          CT&T's ratios of earnings to fixed charges were 8.88 and 9.80 for the 1997 and 1996 third quarter, respectively, and 9.30 and 9.19 for the 1997 and 1996 year-to-date periods, respectively. These ratios were computed by dividing fixed charges into the sum of (a) income before income taxes and extraordinary item, less capitalized interest, and
          (b) fixed charges. Fixed charges consist of interest on all debt (including amortization of debt issuance expenses) and the interest component of operating rents.

Item 6.   Exhibits and Reports on Form 8-K

          (a) The following exhibits are filed as part of this report:

                 (12)  Computation of Ratio of Earnings to Fixed Charges

                 (27) Financial Data Schedule

          (b)    Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    Carolina Telephone and Telegraph Company
                                    (Registrant)


                                By  /s/ John I. Lehman
                                    John I. Lehman
                                    Controller & Chief Accounting Officer


                                By  /s/ Douglas B. Lynn
                                    Douglas B. Lynn
                                    Assistant Vice President



Date:  November 10, 1997

                                  EXHIBIT INDEX

EXHIBIT
NUMBER

   (12)   Computation of Ratio of Earnings to Fixed Charges

   (27)   Financial Data Schedule