Form 10-K
period 1997-12-31
CAROLINA TELEPHONE & TELEGRAPH CO
filed 1998-03-25
CIK 275177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended                    December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from         to
Commission file number               1-6469

                    CAROLINA TELEPHONE AND TELEGRAPH COMPANY
             (Exact name of registrant as specified in its charter)

North Carolina                                             56-0931189
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)

14111 Capital Blvd, Wake Forest, NC                           27587
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code       (919) 554-7900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:   None

Securities subject to Section 15(d) of the Act:

                               Title of each class
                                   Debentures
5 3/4% due August 15, 2000                        6 1/8% due May 1, 2003
7 1/4% due December 15, 2004                      6 3/4% due August 15, 2013

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

There were 3,626,510 common shares outstanding at December 31, 1997, and at the date of filing of this report.

                   CAROLINA TELEPHONE AND TELEGRAPH COMPANY

                       SECURITIES AND EXCHANGE COMMISSION
                           ANNUAL REPORT ON FORM 10-K

Part I

Item 1.  Business

Carolina Telephone and Telegraph Company (CT&T), a wholly-owned subsidiary of Sprint Corporation, was incorporated under the laws of the State of North Carolina in 1968. In 1969, CT&T acquired all of the public utility assets of the predecessor company of the same name under a plan of merger.

CT&T provides local exchange services in all or part of 50 counties, mainly in the eastern portion of North Carolina. These services include access by telephone customers and other carriers to CT&T's local exchange facilities, sales of telecommunications equipment, and long distance services within specified geographical areas, or local access transport areas (LATAs).

CT&T is subject to the  jurisdiction  of the Federal  Communications  Commission
(FCC) and the North Carolina Utilities Commission (NCUC).

The following table reflects major revenue categories as a percentage of CT&T's total net operating revenues:


                                                                    1997              1996             1995
-------------------------------------------------------------- ---------------- ----------------- ----------------

Local service                                                        46.1%            42.4%             39.5%
Network access                                                       27.5             28.5              28.6
Toll service                                                          4.2              7.3              12.4
Other                                                                22.2             21.8              19.5
-------------------------------------------------------------- ---------------- ----------------- ----------------

                                                                    100.0%           100.0%            100.0%
                                                               ---------------- ----------------- ----------------

The following table summarizes access lines in service at the end of each of the last three years:


                                                                    1997              1996             1995
-------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                 (in thousands)
Access lines
    Residential                                                       816              792               764
    Business                                                          276              251               228
-------------------------------------------------------------- ---------------- ----------------- ----------------
Total                                                               1,092            1,043               992
                                                               ---------------- ----------------- ----------------
Growth rates                                                         4.6%             5.2%
                                                               ---------------- -----------------


AT&T is CT&T's largest customer for network access services. In 1997 and 1996, 12% of CT&T's net operating revenues was derived from services (mainly network access services) provided to AT&T, compared with 14% in 1995. While AT&T is a significant customer, CT&T does not believe revenues are dependent on AT&T, as customers' demand for interLATA long distance telephone service is not tied to any one long distance carrier.

CT&T had approximately 3,700 employees at year-end 1997, of which 58% were represented by the Communications Workers of America or the International Brotherhood of Electrical Workers for collective bargaining purposes.

In 1987, CT&T formed Carolina Telephone Long Distance, Inc. (CTLD). CTLD resold interexchange long distance services from exchanges within CT&T's service area. Through early 1997, CT&T phased out these reseller services.

In September 1996, Sprint contributed NOCUTS, Inc. (formerly called Joint Underground Locating Services, Inc.)(NOCUTS) to CT&T. NOCUTS was previously owned by The United Telephone Company of Pennsylvania, an affiliate of CT&T. NOCUTS operates a non-regulated line of business specializing in locating underground utility lines.

In July 1995, legislation was enacted that allowed incumbent local exchange telephone companies to have intrastate rates, terms and conditions for services determined based on a price cap form of regulation. The NCUC approved a price regulation plan for CT&T effective in June 1996. The price regulation allows CT&T to adjust prices for basic, interconnection and non-basic services, using an inflation-based formula. As a consumer safeguard, CT&T capped residential rates at its June 1996 level for the first three years of the plan.

The extent and ultimate impact of competition will continue to depend, to a considerable degree, on FCC and state regulatory actions, court decisions and possible federal and state legislation. Federal legislation designed to stimulate competition was passed and signed into law in February 1996. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of this law.

CT&T's environmental compliance and remediation expenditures are mainly related to the operation of standby power generators. The expenditures arise in connection with standards compliance, permits, or occasional remediation, which may be related to generators, batteries or fuel storage. CT&T's expenditures relating to environmental compliance and remediation have not been material to its financial statements or its operations and are not expected to have any future material effects.

Item 2.  Properties

CT&T's properties consist mainly of land, structures, facilities and equipment.

The following table summarizes CT&T's major telephone assets as a percentage of total property, plant and equipment at year-end 1997:

Property, plant and equipment
    Cable and wire facilities                                        42.8%
    Central office equipment                                         41.8
    General support assets                                           12.8
    Other                                                             2.6
---------------------------------------------------------------- ------------
                                                                    100.0%
                                                                 ------------


Item 3.  Legal Proceedings

No material legal proceedings are pending against CT&T or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

Omitted under the provisions of General Instruction I.

Part II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

CT&T is a wholly-owned subsidiary of Sprint Corporation; consequently, its common stock is not traded.

Item 6.  Selected Financial Data

Omitted under the provisions of General Instruction I.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Carolina Telephone and Telegraph Company, with its wholly-owned subsidiaries, (CT&T) includes certain estimates, projections and other forward-looking statements in its reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

        - the effects of vigorous competition in the markets in which CT&T operates;
        - the impact of any unusual items resulting from ongoing evaluations of CT&T's business strategies;
        - requirements imposed on CT&T and latitude allowed its competitors by the Federal Communications Commission (FCC) or the North Carolina Utilities Commission under the Telecommunications Act of 1996
          (Telecom Act);
        - unexpected results of litigation filed against CT&T; and
        - the possibility of one or more of the markets in which CT&T competes being impacted by changes in political, economic or other factors such as legal and regulatory changes or other external factors over which CT&T has no control.

Regulatory Developments

The Telecom Act, which was signed into law in February 1996, was designed to promote competition in all aspects of telecommunications. It eliminated legal and regulatory barriers to entry into local telephone markets. It also required incumbent local exchange carriers (LECs), among other things, to allow local resale at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to unbundled network elements and allow collocation of interconnection equipment by competitors. The Telecom Act also allows Bell Operating Companies to provide in-region long distance service once they obtain state certification of compliance with a competitive "checklist," have a facilities-based competitor, and obtain an FCC ruling that the provision of in-region long distance service is in the public interest. The Telecom Act's impact on CT&T remains unclear because the rules for competition are still being decided by regulators and the courts. Local competition is expected to eventually result in some loss of CT&T's market share.

In accordance with the Telecom Act, the FCC adopted detailed rules in 1996 to govern interconnection to incumbent local networks by new market entrants. Some LECs and state public utility commissions appealed these rules to the U.S. Court of Appeals, which prevented most of the pricing rules from taking effect, pending a full review by the court.

In 1997, the court struck down the FCC's pricing rules. It ruled that the Telecom Act left jurisdiction over pricing matters to the states. The court also struck down certain other FCC rules on jurisdictional or substantive grounds. The U.S. Supreme Court has agreed to review the appeals court decision. In 1997, the FCC issued important decisions on the structure and level of access charges and universal service. These decisions will impact the industry in several ways, including the following:

        - An additional subsidy was created to support telecommunications services for schools, libraries and rural health care providers. All carriers providing telecommunications services will be required to fund this program, which is capped at $2.7 billion per year. However, LECs can pass their portion of these costs on to long distance carriers.

        - Per-minute interstate access rates charged by LECs will decline over time to become cost-based, beginning in July 1997.

        - Certain monthly flat-rate charges paid by some local telephone customers will increase beginning in 1998.

        - Certain per-minute access charges paid by long distance companies were converted to flat monthly charges based on pre-subscribed lines.

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


Results of Operations

------------------------------------------------------------------------------- --- ------------- -- -------------
Years ended December 31,                                                                1997             1996
------------------------------------------------------------------------------- --- ------------- -- -------------
                                                                                         (in thousands)
Net Operating Revenues
    Local service                                                               $       388,050   $      351,218
    Network access                                                                      231,349          235,642
    Toll service                                                                         35,287           60,192
    Other                                                                               187,464          181,066
------------------------------------------------------------------------------- --- ------------- -- -------------
Net operating revenues                                                                  842,150          828,118
------------------------------------------------------------------------------- --- ------------- -- -------------

Operating Expenses
    Costs of services and products                                                      329,875          345,967
    Selling, general and administrative                                                 164,561          152,067
    Depreciation and amortization                                                       140,338          135,205
------------------------------------------------------------------------------- --- ------------- -- -------------
Total operating expenses                                                                634,774          633,239
------------------------------------------------------------------------------- --- ------------- -- -------------

Operating Income                                                                $       207,376   $      194,879
                                                                                --- ------------- -- -------------

Net Operating Revenues

Net operating revenues increased 2% in 1997 mainly because of customer access line growth of 4.6%.

Local service revenues, derived from providing local exchange services, increased 10% in 1997. This increase is mainly due to the access line growth, which reflects strong economic growth in CT&T's service areas and increases in second-line service for existing business and residential customers to meet their lifestyle and data access needs. Local service revenues also increased because of extended area calling plans and increased demand for advanced intelligent network services, such as Caller ID and Call Waiting. In addition, revenues reflect increased wire maintenance agreements.

Network access service revenues, derived from interexchange long distance carriers' use of the local network to complete calls, decreased 2% in 1997. This overall decrease is mainly due to FCC-mandated access rate reductions effective in July 1997 -- see "Regulatory Developments" for more information. Minutes of use increased 5%, partly offsetting this decrease.

Toll service revenues are mainly derived from providing long distance services within specified geographical areas, or local access transport areas (LATAs). These revenues decreased 41% in 1997 mainly because reseller interexchange long distance services were phased out through early 1997, and because of extended local area calling plans. This decline was partly offset by the related increase in local service revenues.

Other revenues are mainly derived from telecommunications equipment sales, directory sales and listing services, and billing and collection services. Other revenues increased 4% in 1997 mainly because of increased sales of telephone equipment. Partly offsetting the increase was a decrease in revenues related to the change in transfer pricing for certain transactions between CT&T and Sprint's directory publishing division beginning in July 1997 to more accurately reflect market pricing.

Operating Expenses

Costs of services and products decreased 5% in 1997 mainly because of the phase out of the interexchange long distance reseller services through early 1997. This decline was partly offset by customer line access growth and increased equipment sales. Cost of services and products were 39.2% of net operating revenues in 1997 and 41.8% in 1996.

Selling,  general and  administrative  expense  increased  8% in 1997 because of
expanded  operations  of  locating   underground  utility  lines  and  increased
marketing costs to promote products and services.

Depreciation increased 4% in 1997 mainly because of plant additions.

Extraordinary Items

CT&T incurred after-tax extraordinary charges of $4 million related to the early extinguishment of debt in 1996.

Year 2000 Issue

The "Year 2000" issue affects installed computer systems, network elements, software applications, and other business systems that have time-sensitive programs that may not properly reflect or recognize the year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the year 2000. This error could result in miscalculations or system failures.

Sprint Corporation, with its subsidiaries, (Sprint) started a program in 1996 to identify and address the Year 2000 issue. It is taking an inventory of its network and computer systems and is creating and implementing plans to make them Year 2000 compliant. Sprint is using both internal and external sources to identify, correct or reprogram, and test its systems for Year 2000 compliance. The total cost of modifications and conversions is not known at this time; however, it is not expected to be material to CT&T's financial position, results of operations or cash flows and is being expensed as incurred.

The Year 2000 issue may also affect the systems and applications of Sprint's customers, vendors or resellers. Sprint is also contacting others with whom it conducts business to receive the appropriate warranties and assurances that those third parties are, or will be, Year 2000 compliant.

If compliance is not achieved in a timely manner, the Year 2000 issue could have a material effect on Sprint's operations. However, Sprint is focusing on identifying and addressing all aspects of its operations that may be affected by the Year 2000 issue and is addressing the most critical applications first. As a result, Sprint management does not believe its operations, or the operations of its subsidiaries, will be materially adversely affected.

Impact of Recently Issued Accounting Pronouncement

See Note 9 of Notes to Consolidated Financial Statements for a discussion of a recently issued accounting pronouncement.

Item 8.  Financial Statements and Supplementary Data Index

                                                                                      Page Reference
                                                                                 ------------------------

Report of Independent Auditors                                                              8

Consolidated Statements of Income for each of the three years ended December 31,
   1997                                                                                     9

Consolidated Balance Sheets as of December 31, 1997 and 1996                               10

Consolidated Statements of Cash Flows for each of the three years ended December
   31, 1997                                                                                11

Consolidated Statements of Changes in Shareholder's Equity for each of the three
   years ended December 31, 1997                                                           12

Notes to Consolidated Financial Statements                                                 13

Schedule II -  Consolidated  Valuation and  Qualifying  Accounts for each of the
   three years ended December 31, 1997                                                     23


REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Carolina Telephone and Telegraph Company

We have audited the accompanying consolidated balance sheets of Carolina Telephone and Telegraph Company (CT&T), a wholly-owned subsidiary of Sprint Corporation, as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and changes in shareholder's equity for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Financial Statements and Supplementary Data Index. These financial statements and the schedule are the responsibility of the CT&T's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CT&T at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, CT&T discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1995.



                                                     ERNST & YOUNG LLP


Kansas City, Missouri
January 21, 1998



CONSOLIDATED STATEMENTS OF INCOME                                         Carolina Telephone and Telegraph Company

---------------------------------------------------- -- ----------------- -- ----------------- -- -----------------
Years Ended December 31,                                        1997               1996                 1995
---------------------------------------------------- -- ----------------- -- ----------------- -- -----------------
                                                                              (in thousands)
Net Operating Revenues                               $        842,150     $       828,118      $       764,619

Operating Expenses
    Costs of services and products                            329,875             345,967              314,072
    Selling, general and administrative                       164,561             152,067              138,069
    Depreciation and amortization                             140,338             135,205              132,146
    Restructuring costs                                         -                    -                   8,079
---------------------------------------------------- -- ----------------- -- ----------------- -- -----------------
    Total operating expenses                                  634,774             633,239              592,366
---------------------------------------------------- -- ----------------- -- ----------------- -- -----------------

Operating Income                                              207,376             194,879              172,253

Interest expense                                              (22,329)            (21,262)             (22,413)
Other income, net                                              14,592              14,668                8,602
---------------------------------------------------- -- ----------------- -- ----------------- -- -----------------

Income before income taxes and extraordinary items
                                                              199,639             188,285              158,442

Income taxes                                                  (73,905)            (70,107)             (58,510)
---------------------------------------------------- -- ----------------- -- ----------------- -- -----------------

Income before extraordinary items                             125,734             118,178               99,932
Extraordinary items, net                                        -                  (4,085)             (42,424)
---------------------------------------------------- -- ----------------- -- ----------------- -- -----------------

Net Income                                           $        125,734     $       114,093      $        57,508
                                                     -- ----------------- -- ----------------- -- -----------------




































See accompanying Notes to Consolidated Financial Statements.
                                                     9



CONSOLIDATED BALANCE SHEETS                                            Carolina Telephone and Telegraph Company

----------------------------------------------------------------- --- ------------------- --- ------------------
December 31,                                                                 1997                   1996
----------------------------------------------------------------- --- ------------------- --- ------------------
                                                                    (in thousands, except per share data)
Assets
    Current assets
      Cash                                                        $             104       $             414
      Receivables
          Customers and other, net of allowance of $4,818 and
            $3,506                                                          123,029                 107,193
          Interexchange carriers                                             22,107                  23,174
          Affiliated companies                                               29,045                   8,847
      Inventories                                                            11,295                   9,118
      Other                                                                   5,531                   5,011
----------------------------------------------------------------- --- ------------------- --- ------------------
      Total current assets                                                  191,111                 153,757

    Property, plant and equipment                                         2,055,464               1,939,608
    Less accumulated depreciation                                         1,158,542               1,062,982
----------------------------------------------------------------- --- ------------------- --- ------------------
        Net property, plant and equipment                                   896,922                 876,626

    Prepaid pension                                                          61,779                  51,991

    Deferred charges and other assets                                        36,953                  35,670
----------------------------------------------------------------- --- ------------------- --- ------------------
    Total                                                         $       1,186,765       $       1,118,044
                                                                  --- ------------------- --- ------------------

Liabilities and Shareholder's Equity
    Current liabilities
      Outstanding checks in excess of cash balances               $          16,694       $           2,956
      Advances from parent                                                  152,393                 137,002
      Current maturities of long-term debt                                        6                     842
      Accounts payable
          Vendors and other                                                  15,682                  17,993
          Interexchange carriers                                             20,366                  18,911
          Affiliated companies                                               26,479                  18,902
      Advance billings and customer deposits                                 17,376                  16,869
      Other                                                                  19,411                  31,006
----------------------------------------------------------------- --- ------------------- --- ------------------
      Total current liabilities                                             268,407                 244,481

    Long-term debt                                                          198,813                 198,631

    Deferred credits and other liabilities
       Deferred income taxes and investment tax credits                      98,064                  89,513
       Postretirement and other benefit obligations                          73,413                  62,740
       Other                                                                  1,702                   7,939
----------------------------------------------------------------- --- ------------------- --- ------------------
         Total deferred credits and other liabilities                       173,179                 160,192

    Shareholder's equity
       Common stock,  par value $20 per share,  5,000 shares
         authorized, 3,627 shares issued and outstanding                     72,530                  72,530
       Capital in excess of par value                                        75,744                  75,744
       Retained earnings                                                    398,092                 366,466
----------------------------------------------------------------- --- ------------------- --- ------------------
         Total shareholder's equity                                         546,366                 514,740
----------------------------------------------------------------- --- ------------------- --- ------------------
    Total                                                         $       1,186,765       $        1,118,044
                                                                  --- ------------------- --- ------------------









See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS                                   Carolina Telephone and Telegraph Company

----------------------------------------------------------------- ----------------- ---------------- -----------------
Years Ended December 31,                                                1997             1996              1995
----------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                                    (in thousands)
Operating Activities
Net income                                                         $     125,734    $     114,093     $      57,508
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                       140,338          135,205           132,146
     Deferred income taxes and investment tax credits                      6,767            9,005            (8,738)
     Extraordinary losses, net                                             -                4,085            42,424
     Changes in assets and liabilities
       Receivables, net                                                  (34,967)         (26,629)            1,471
       Inventories and other current assets                               (2,405)          (1,679)            8,101
       Accounts payable, accrued expenses and other current
        liabilities                                                        9,371          (11,056)          (11,608)
       Other assets and liabilities, net                                  (5,143)          (2,184)           16,797
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
Net cash provided by operating activities                                239,695          220,840           238,101
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------

Investing Activities
Capital expenditures                                                    (158,000)        (158,586)         (146,146)
Other, net                                                                (2,634)          (4,143)           (5,527)
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
Net cash used by investing activities                                   (160,634)        (162,729)         (151,673)
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------

Financing Activities
Payments on long-term debt                                                  (654)         (61,508)           (8,569)
Net increase (decrease) in short-term borrowings                           -              (42,800)            9,200
Net increase (decrease) in advances from parent                           15,391          136,930            (2,738)
Dividends paid                                                           (94,108)         (90,373)          (84,283)
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
Net cash used by financing activities                                    (79,371)         (57,751)          (86,390)
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------

Increase (Decrease) in Cash and Equivalents                                 (310)             360                38
Cash and Equivalents at Beginning of Year                                    414               54                16
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------

Cash and Equivalents at End of Year                                $         104    $         414     $          54
                                                                  --- ------------- -- ------------- --- -------------


Supplemental Cash Flow Information
  Cash paid for interest, net of amounts capitalized               $      22,062    $      22,046     $      22,994
  Cash paid for income taxes                                       $      61,746    $      66,498     $      70,714

Noncash Activities
  Exchange of investment in affiliated partnership for
     investment in affiliated preferred stock                      $       -        $       -         $      29,043















See accompanying Notes to Consolidated Financial Statements.
                                                11



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY           Carolina Telephone and Telegraph Company


------------------------------------------------------------------------------------------------------------------
                                                                   Capital in
                                                 Common stock      excess of        Retained
                                                                   par value        earnings            Total
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
                                                                        (in thousands)

Beginning 1995 balance                       $       72,530    $      71,991    $      369,521    $     514,042

Net income                                            -                -                57,508           57,508
Dividends declared                                    -                -               (84,283)         (84,283)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Ending 1995 balance                                  72,530           71,991           342,746          487,267

Net income                                            -                -               114,093          114,093
Dividends declared                                    -                -               (90,373)         (90,373)
Contribution of NOCUTS                                -                3,753             -                3,753
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Ending 1996 balance                                  72,530           75,744           366,466          514,740

Net income                                            -                -               125,734          125,734
Dividends declared                                    -                -               (94,108)         (94,108)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Ending 1997 balance                          $       72,530    $      75,744    $      398,092    $     546,366
                                             --- ------------- -- ------------- --- ------------- -- -------------

































See accompanying Notes to Consolidated Financial Statements.
                                          12

NOTES TO CONSOLIDATED FINANCIAL        Carolina Telephone and Telegraph Company
STATEMENTS

1.   Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of Carolina Telephone and Telegraph Company and its wholly-owned subsidiaries (CT&T), Carolina Telephone Long Distance, Inc., SC One Company, and NOCUTS, Inc. (formerly Joint Underground Locating Services, Inc.) (NOCUTS). All significant intercompany transactions have been eliminated. CT&T is a wholly-owned subsidiary of Sprint Corporation; accordingly, earnings per share information has been omitted.

The consolidated financial statements are prepared according to generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholder's equity as previously reported.

At year-end 1995, CT&T adopted accounting principles for a competitive marketplace and discontinued accounting fo the economic effects of regulation under Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (see Note 7).

Operations

CT&T provides local exchange services, access by telephone customers and other carriers to local exchange facilities, sales of telecommunications equipment and long distance services within specified geographical areas in North Carolina.

In September 1996, Sprint contributed NOCUTS to CT&T. NOCUTS was previously owned by The United Telephone Company of Pennsylvania, an affiliate of CT&T. Although the contribution resulted in a change in reporting entity, prior years' financial statements have not been restated because the impact on CT&T's financial position and operations was not significant. NOCUTS operates a non-regulated line of business specializing in locating underground utility lines.

Revenue Recognition

CT&T recognizes operating revenues as services are rendered or as products are delivered to customers. Operating revenues are recorded net of an estimate for uncollectible accounts.

Cash and Equivalents

CT&T uses controlled disbursement banking arrangements as part of its cash management program. Outstanding checks in excess of cash balances are reflected as a current liability on the consolidated balance sheets. CT&T had sufficient funds available to fund these outstanding checks when they were presented for payment.

Inventories

Inventories consist of materials and supplies (stated at average cost) and equipment held for resale (stated at the lower of average cost or market).

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Generally, ordinary asset retirements and disposals are charged against accumulated depreciation with no gain or loss recognized. Repairs and maintenance costs are expensed as incurred.

Depreciation

The cost of property, plant and equipment is generally depreciated on a straight-line basis over estimated economic useful lives. Prior to the discontinued use of SFAS 71 at year-end 1995, the cost of property, plant and equipment had been generally depreciated on a straight-line basis over the lives prescribed by regulatory commissions.

Income Taxes

CT&T's operations are included in the consolidated federal income tax return of Sprint Corporation and its subsidiaries (Sprint). Federal income tax is calculated by CT&T on the basis of its filing a separate return.

Investment tax credits (ITC) related to regulated telephone property, plant and equipment have been deferred and are being amortized over the estimated useful lives of the related assets.

2.   Employee Benefit Plans

Defined Benefit Pension Plan

Substantially all CT&T employees are covered by a noncontributory defined benefit pension plan sponsored by Sprint. Benefits for plan participants represented by collective bargaining units are based on negotiated schedules of defined amounts. For participants not covered by collective bargaining agreements, the plan provides pension benefits based on years of service and participants' compensation.

CT&T's policy is to make annual plan contributions equal to an actuarially determined amount consistent with applicable federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so that benefits are fully funded at retirement. At year-end 1997, the plan's assets consisted mainly of investments in corporate equity securities and U.S. government and corporate debt securities.

Pension costs or credits are determined for each Sprint subsidiary based on a calculation of service costs and projected benefit obligations, and an appropriate allocation of unrecognized prior service costs, transition asset and plan assets. Net periodic pension credits recorded by CT&T were $8 million in 1997 and $7 million in 1996 and 1995.

Defined Contribution Plans

Sprint sponsors defined contribution employee savings plans covering substantially all CT&T employees. Participants may contribute portions of their pay to the plans. For employees represented by collective bargaining units, CT&T matches contributions based on negotiated amounts. CT&T also matches contributions of employees not covered by collective bargaining agreements. For those participants, their contributions are matched in Sprint common stock. The matching is equal to 50% of participants' contributions up to 6% of their pay. In addition, Sprint may, at the discretion of its Board of Directors, provide matching contributions based on the performance of Sprint common stock compared to other telecommunications companies' stock. CT&T's matching contributions were $4 million in 1997, 1996 and 1995.

Postretirement Benefits

Sprint provides postretirement benefits (principally medical benefits) to substantially all employees. Employees retiring before certain dates are eligible for benefits at no cost, or at a reduced cost. Employees retiring after certain dates are eligible for benefits on a shared-cost basis. CT&T funds the accrued costs as benefits are paid.

Net postretirement benefit costs are determined for each Sprint subsidiary based on a calculation of service costs and accumulated postretirement benefit obligations and an appropriate allocation of unrecognized prior service costs, unrecognized net gains and transition obligation. CT&T recorded net postretirement benefit costs of $15 million in 1997 and 1996, and $17 million in 1995.

3.    Income Taxes

Income tax expense on income before extraordinary items consisted of the following:


                                                                      1997              1996             1995
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                 (in thousands)
Current income tax expense
    Federal                                                    $      54,849    $     49,780      $    54,744
    State                                                             12,289          11,322           12,504
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
Total current                                                         67,138          61,102           67,248
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
Deferred income tax expense (benefit)
    Federal                                                            5,686          7,234            (5,777)
    State                                                              1,081          1,771            (1,023)
Amortization of deferred ITC                                              -              -             (1,938)
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
Total deferred                                                         6,767          9,005            (8,738)
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Total income tax expense                                       $      73,905    $     70,107      $    58,510
                                                               -- ------------- --- ------------- -- -------------


The differences that caused the effective income tax rate to vary from the statutory rate of 35% were as follows:


                                                                      1997              1996             1995
-------------------------------------------------------------- -- ------------- --- ------------- -- ------------
                                                                                 (in thousands)
Income tax expense at the statutory rate                       $      69,874    $       65,900    $      55,455
Less ITC included in income                                            -                 -                1,938
-------------------------------------------------------------- -- ------------- -- -------------- -- ------------
Expected federal income tax provision after ITC                       69,874            65,900           53,517
Effect of
   State income tax, net of federal income tax effect                  8,688             8,510            7,463
   Other, net                                                         (4,657)           (4,303)          (2,470)
-------------------------------------------------------------- -- ------------- -- -------------- -- ------------

Income tax expense, including ITC                              $      73,905    $       70,107    $      58,510
                                                               -- ------------- -- -------------- -- ------------

Effective income tax rate                                             37.0%             37.2%            36.9%
                                                               -- ------------- -- -------------- -- ------------

In 1996, CT&T redeemed outstanding debt prior to maturity, resulting in an after-tax extraordinary loss of $4 million, net of income tax benefits of $3 million. At year-end 1995, CT&T adopted accounting principles for a competitive marketplace and discontinued applying SFAS 71 to its financial statements. This resulted in an after-tax, noncash extraordinary charge of $42 million, net of income tax benefits of $52 million (see Note 7).

CT&T recognizes deferred income taxes for the temporary differences between the carrying amounts of its assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities at year-end 1997 and 1996, along with the income tax effect of each, were as follows:


                                                   1997 Deferred Income Tax           1996 Deferred Income Tax
                                                 ------------- -- ------------- --- ------------- -- -------------
                                                    Assets        Liabilities          Assets        Liabilities
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
                                                                        (in thousands)
Property, plant and equipment                 $       -        $    105,656      $       -        $     96,081
Postretirement and other benefits                   29,277             -               21,227             -
Prepaid pension costs                                 -              24,637              -              19,998
Other, net                                           7,232             -                9,327             -
-------------------------------------------- --- ------------- -- -------------  -- ------------- -- -------------

Total                                         $     36,509     $    130,293      $     30,554     $    116,079
                                             --- ------------- -- -------------  -- ------------- -- -------------


4.   Borrowings

Long-term Debt

Long-term debt at year-end was as follows:


                                                           Interest Rates               1997             1996
----------------------------------------------------- ------------------------- --- ------------- -- -------------
                                                                                         (in thousands)
Debentures, maturities
    1997                                                         -               $        -       $         825
    2000                                                        5.8%                    50,000           50,000
    2003 - 2007                                             6.1% - 7.3%                100,000          100,000
    2013                                                        6.8%                    50,000           50,000
Other                                                       7.3% - 8.4%                      6               22
Unamortized debt discount                                                               (1,187)          (1,374)
----------------------------------------------------- -------------------------  -- ------------- -- -------------
                                                                                       198,819          199,473
Less current maturities                                                                      6              842
----------------------------------------------------- -------------------------  -- ------------- -- -------------
Long-term debt                                                                   $     198,813    $     198,631
                                                                                 -- ------------- -- -------------


Long-term debt maturities during the next five years consist of $6,000 in 1998 and $50 million in 2000.

At year-end 1997, CT&T had lines of credit with banks totaling $31 million. No borrowings were outstanding. The bank lines provide for short-term borrowings at market rates of interest and require annual commitment fees. The lines of credit will expire in April 1998.

CT&T's 1997 short-term financing was provided by Sprint. The weighted average interest rates on short-term borrowings were 5.1% in 1997, 5.5% in 1996 and 5.9% in 1995.

CT&T was in compliance with all restrictive or financial covenants relating to its debt arrangements at year-end 1997.

During 1996, CT&T redeemed prior to maturity, $50 million of debentures with an interest rate of 9.0%. These early redemptions resulted in a $4 million after-tax extraordinary loss.

5.   Commitments and Contingencies

Gross rental expense totaled $13 million in 1997, $7 million in 1996 and $6 million in 1995. Minimum rental commitments at year-end 1997 are as follows:

------------------------------------------------- --------------------
                                                      (in thousands)
1998                                                    $  2,060
1999                                                       1,040
2000                                                         649
2001                                                         432
2002                                                         275
Thereafter                                                   198
------------------------------------------------- --------------------


Various suits arising in the ordinary course of business are pending against CT&T. Management cannot predict the final outcome of these actions, but believes they will not result in a material effect on CT&T's financial statements.

6.   Related Party Transactions

CT&T's related party transactions were as follows:


                                                Affiliate
          Transaction Description                Company               1997                1996               1995
-------------------------------------------- ----------------- -- ---------------- -- --------------- -- -------------
CT&T:                                                                                (in thousands)
Purchased telecommunications equipment,      North Supply      $      68,581 (1)(2)$      44,653      $       42,274
construction and maintenance equipment and   Company
materials and supplies.
-------------------------------------------- ----------------- -- ---------------- -- --------------- -- -------------
Reimbursed Sprint for data processing        Sprint                   57,730              50,614              51,606
services, other data-related costs and
certain management costs.
-------------------------------------------- ----------------- -- ---------------- -- --------------- -- -------------
In 1996, filed a common interstate access    Central                 143,287             148,916                -
tariff with the FCC.  Participated in a      Telephone
pooling arrangement where interstate         Company of
access revenues are based on a common rate   North Carolina
of return. Amounts represent total
interstate access revenues recognized
under this arrangement.
-------------------------------------------- ----------------- -- ---------------- -- --------------- -- -------------

(1) During 1997, Sprint centralized certain local division purchasing and warehousing functions at North Supply Company. This resulted in increased sales of telecommunications equipment and distribution services to CT&T.
(2) Beginning in July 1997, Sprint changed its transfer pricing for certain transactions between affiliates to more accurately reflect market pricing.

7.    Adoption of Accounting Principles for a Competitive Marketplace

At year-end 1995, CT&T determined that it no longer met the criteria necessary for the continued use of SFAS 71. As a result, 1995 operating results included a noncash, extraordinary charge of $42 million, net of income tax benefits of $52 million. The decision to discontinue using SFAS 71 was based on changes in the regulatory framework and the convergence of competition in the telecommunications industry.

The 1995 extraordinary charge recognized when CT&T discontinued using SFAS 71 consisted of the following:


                                                                                       Pretax         After-Tax
------------------------------------------------------------------------------- --- ------------- -- -------------
                                                                                         (in thousands)
Increase in accumulated depreciation                                            $      103,277    $      61,926
Recognition of switch software assets                                                  (15,772)          (9,457)
Elimination of other net regulatory assets                                               6,442            3,863
                                                                                -- -------------  -- -------------
    Total                                                                       $       93,947           56,332
                                                                                -- -------------
Tax-related net regulatory liabilities                                                                  (13,225)
Accelerated ITC amortization                                                                               (683)
                                                                                                  -- -------------

Extraordinary charge                                                                              $      42,424
                                                                                                  -- -------------


8.   Additional Financial Information

Restructuring Costs

In 1995, CT&T recorded an $8 million restructuring charge. The restructuring plan included the planned elimination over several years of approximately 150 positions at CT&T, mainly in the network and finance functions. Through 1997, a majority of the positions have been eliminated resulting in termination benefit payments of $7 million.

Major Customer Information

Consolidated operating revenues from AT&T, resulting mainly from network access, billing and collection services and the lease of network facilities, totaled $98 million in 1997, $101 million in 1996 and $108 million in 1995.

CT&T's customer and other accounts receivable are not subject to significant concentrations of credit risk due to the large number of customers in CT&T's customer base.

Financial Instruments

CT&T estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. As a result, year-end estimates do not necessarily represent the values CT&T could realize in a current market exchange. Although management is not aware of any factors that would affect the estimated fair value amounts presented at year-end 1997, those amounts have not been comprehensively revalued for financial statement purposes since that date. Therefore, fair value estimates after year-end 1997 may differ significantly from the amounts discussed below.

CT&T's financial instruments mainly consisted of long-term debt with carrying amounts of $199 million at year-end 1997 and 1996, and estimated fair values of $202 million at year-end 1997 and $198 million at year-end 1996. The estimated fair value of CT&T's long-term debt was based on quoted market prices for publicly traded issues. The estimated fair value for all other issues was based on the present value of estimated future cash flows using a discount rate based on the risks involved. The carrying value of CT&T's other financial instruments (principally short-term borrowings) approximates fair value at year-end 1997 and 1996.

CT&T has not invested in derivative financial instruments.

9.       Recently Issued Accounting Pronouncement

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 standardizes the disclosure requirements for pensions and postretirement benefits where practical. It also eliminates certain disclosures and requires certain additional information. CT&T will adopt SFAS 132 in its 1998 year-end financial statements. SFAS 132 is not expected to have a significant effect on CT&T's pension and postretirement benefit plan disclosures.

Parts II - IV

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

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) 1. The consolidated financial statements of CT&T filed as part of this report are listed in the Financial Statements and Supplementary Data Index.

        2. The consolidated  financial statement schedule of CT&T filed as part
           of  this  report  is  listed  in  the   Financial   Statements   and
           Supplementary Data Index.

        3. The following exhibits are filed as part of this report:

           EXHIBITS

           (3)   Articles of Incorporation and Bylaws:

                (a) Articles  of  incorporation  (filed  as  Exhibit  3 to 1980
                    Annual  Report  Form  10-K  and   incorporated   herein  by
                    reference - commission file number 1-6469).

                (b)  Bylaws, as amended.

           (4) Instruments defining the rights of security holders, including indentures

                (a) The Rights of CT&T's equity security holders are defined in its Articles of Incorporation. See Exhibit 3 (a) above.

                (b) Indenture dated as of December 1, 1992, from CT&T to Bankers Trust Company, (filed as Exhibit 4 to Registration No. 33-64476 and incorporated herein by reference).

           (12)  Computation of Ratio of Earnings to Fixed Charges

           (23)  Consent of Ernst & Young LLP

           (27)  Financial Data Schedules

                 (a)  December 31, 1997

                 (b)  September 30, 1997 Restated

                 (c)  June 30, 1997 Restated

                 (d)  March 31, 1997 Restated

                 (e)  December 31, 1996 Restated

                 (f)  September 30, 1996 Restated

                 (g)  June 30, 1996 Restated

                 (h)  March 31, 1996 Restated

                 (i)  December 31, 1995 Restated

   (b)     Report on Form 8-K

           No reports on Form 8-K were filed during the three months ended December 31, 1997.

   (c)     Exhibits are listed in Item 14(a)



                                      CAROLINA TELEPHONE & TELEGRAPH COMPANY
                           SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                   Years Ended December 31, 1997, 1996 and 1995



                                                                 Additions          Deductions
                                                               --------------     ---------------
                                                                                     Accounts
                                               Balance                             charged off       Balance end
                                              beginning         Charged to            net of           of year
                                               of year            expense          collections
----------------------------------------- -- ------------- --- -------------- --- --------------- -- -------------
                                                                      (in thousands)
1997
    Allowance for doubtful accounts       $      3,506     $      11,706      $       10,394      $      4,818
----------------------------------------- -- ------------- --- -------------- --- --------------- -- -------------

1996
    Allowance for doubtful accounts       $      2,348     $       5,831      $        4,673      $      3,506
----------------------------------------- -- ------------- --- -------------- --- --------------- -- -------------

1995
    Allowance for doubtful accounts       $      1,775     $       3,474      $        2,901      $      2,348
----------------------------------------- -- ------------- --- -------------- --- --------------- -- -------------


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CAROLINA TELEPHONE & TELEGRAPH COMPANY
                         (Registrant)


                         By/s/Michael B. Fuller
                         Michael B. Fuller
                         President and Chief Executive Officer



Date:  March 25, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March, 1998.

                         s/ Michael B. Fuller
                         Michael B. Fuller
                         President, Chief Executive Officer and Director


                         s/ Richard D. McRae
                         Richard D. McRae
                         Vice President (Chief Financial Officer) and Director


                         s/ John I. Lehman
                         John I. Lehman
                         Controller (Chief Accounting Officer)


                         s/ Don A. Jensen
                         Don A. Jensen
                         Director

           EXHIBIT INDEX

           (3)   Articles of Incorporation and Bylaws:

                (a) Articles  of  incorporation  (filed  as  Exhibit  3 to 1980
                    Annual  Report  Form  10-K  and   incorporated   herein  by
                    reference - commission file number 1-6469).

                (b)  Bylaws, as amended.

           (4) Instruments defining the rights of security holders, including indentures

                (a) The Rights of CT&T's equity security holders are defined in its Articles of Incorporation. See Exhibit 3 (a) above.

                (b) Indenture dated as of December 1, 1992, from CT&T to Bankers Trust Company, (filed as Exhibit 4 to Registration No. 33-64476 and incorporated herein by reference).

           (12)  Computation of Ratio of Earnings to Fixed Charges

           (23)  Consent of Ernst & Young LLP

           (27)  Financial Data Schedules

                 (a)  December 31, 1997

                 (b)  September 30, 1997 Restated

                 (c)  June 30, 1997 Restated

                 (d)  March 31, 1997 Restated

                 (e)  December 31, 1996 Restated

                 (f)  September 30, 1996 Restated

                 (g)  June 30, 1996 Restated

                 (h)  March 31, 1996 Restated

                 (i)  December 31, 1995 Restated