Form 10-Q
period 1998-03-31
CAROLINA TELEPHONE & TELEGRAPH CO
filed 1998-05-07
CIK 275177

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          March 31, 1998
                              -------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number:              1-6469


--------------------------------------------------------------------------------
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

There were 3,626,510 common shares outstanding at March 31, 1998, and at the date of filing of this report.

                    CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX


                                                                                                     Page Number
Part I - Financial Information                                                                       -----------

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets                                                             1

                  Consolidated Statements of Income and Retained Earnings                                 2

                  Consolidated Statements of Cash Flows                                                   3

                  Condensed Notes to Consolidated Financial Statements                                    4

         Item 2.  Management's Discussion and Analysis of Results of Operations                           5


Part II - Other Information

         Item 1.  Legal Proceedings                                                                       7

         Item 2.  Changes in Securities                                                                   7

         Item 3.  Defaults Upon Senior Securities                                                         7

         Item 4.  Submission of Matters to a Vote of Security Holders                                     7

         Item 5.  Other Information                                                                       7

         Item 6.  Exhibits and Reports on Form 8-K                                                        7

Signatures                                                                                                8

Exhibits




                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED BALANCE SHEETS                                               Carolina Telephone and Telegraph Company
(in thousands, except per share data)
--------------------------------------------------------------------- -- ------------------ --- ------------------
                                                                             March 31,            December 31,
                                                                               1998                   1997
--------------------------------------------------------------------- -- ------------------ --- ------------------
                                                                            (unaudited)
Assets
   Current assets
     Cash                                                             $            105       $            104
     Receivables
       Customers and other, net of allowance of $4,773 and $4,818              120,687                123,019
       Interexchange carriers                                                   22,966                 22,107
       Affiliated companies                                                     10,856                 29,045
     Inventories                                                                17,097                 11,295
     Other                                                                       6,646                  5,541
--------------------------------------------------------------------- -- ------------------ --- ------------------
     Total current assets                                                      178,357                191,111
--------------------------------------------------------------------- -- ------------------ --- ------------------

   Property, plant and equipment                                             2,087,995              2,055,464
   Less accumulated depreciation                                             1,178,675              1,158,542
--------------------------------------------------------------------- -- ------------------ --- ------------------
   Net property, plant and equipment                                           909,320                896,922
--------------------------------------------------------------------- -- ------------------ --- ------------------

   Prepaid pension                                                              79,943                 61,779
--------------------------------------------------------------------- -- ------------------ --- ------------------

   Deferred charges and other assets                                            36,381                 36,953
--------------------------------------------------------------------- -- ------------------ --- ------------------
   Total                                                              $      1,204,001       $      1,186,765
                                                                      -- ------------------ --- ------------------

Liabilities and Shareholder's Equity
   Current liabilities
     Outstanding checks in excess of cash balances                    $          9,540       $         16,694
     Advances from parent                                                      130,796                152,393
     Accounts payable
       Vendors and other                                                        21,829                 15,682
       Interexchange carriers                                                   33,665                 20,366
       Affiliated companies                                                     12,422                 26,479
     Advance billings and customer deposits                                     19,355                 17,376
     Other                                                                      39,131                 19,417
--------------------------------------------------------------------- -- ------------------ --- ------------------
     Total current liabilities                                                 266,738                268,407
--------------------------------------------------------------------- -- ------------------ --- ------------------

   Long-term debt                                                              198,860                198,813
--------------------------------------------------------------------- -- ------------------ --- ------------------

   Deferred credits and other liabilities
     Deferred income taxes and investment tax credits                          100,323                 98,064
     Postretirement and other benefit obligations                               86,790                 73,413
     Other                                                                         864                  1,702
--------------------------------------------------------------------- -- ------------------ --- ------------------
     Total deferred credits and other liabilities                              187,977                173,179
--------------------------------------------------------------------- -- ------------------ --- ------------------

   Shareholder's equity
     Common stock, par value $20 per share, 5,000 shares
        authorized, 3,627 shares issued and outstanding                         72,530                 72,530
     Capital in excess of par value                                             75,744                 75,744
     Retained earnings                                                         402,152                398,092
--------------------------------------------------------------------- -- ------------------ --- ------------------
     Total shareholder's equity                                                550,426                546,366
--------------------------------------------------------------------- -- ------------------ --- ------------------
   Total                                                              $      1,204,001       $      1,186,765
                                                                      -- ------------------ --- ------------------

                      See accompanying Condensed Notes to Consolidated Financial Statements.



                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS                   Carolina Telephone and Telegraph Company
(Unaudited)
(in thousands)
--------------------------------------------------- ------------------------------- ------------------------------
Three Months Ended March 31,                                                              1998            1997
--------------------------------------------------- --- ----------- -- ------------ -- ------------ -- -----------

Net Operating Revenues                                                              $    217,270    $     202,862

Operating Expenses
   Costs of services and products                                                         89,822           80,236
   Selling, general and administrative                                                    50,174           39,144
   Depreciation and amortization                                                          34,286           34,557
--------------------------------------------------- --- ----------- -- ------------ -- ------------ -- -----------
   Total operating expenses                                                              174,282          153,937
--------------------------------------------------- --- ----------- -- ------------ -- ------------ -- -----------

Operating Income                                                                          42,988           48,925

Interest expense                                                                          (5,214)          (5,318)
Other income, net                                                                          3,430            3,888
--------------------------------------------------- --- ----------- -- ------------ -- ------------ -- -----------

Income before income taxes                                                                41,204           47,495

Income taxes                                                                             (15,022)         (17,879)
--------------------------------------------------- --- ----------- -- ------------ -- ------------ -- -----------

Net Income                                                                                26,182           29,616

Retained Earnings at Beginning of Period                                                 398,092          366,466

Dividends declared                                                                       (22,122)         (23,028)
--------------------------------------------------- --- ----------- -- ------------ -- ------------ -- -----------

Retained Earnings at End of Period                                                  $    402,152    $     373,054
                                                                                    -- ------------ -- -----------






























                      See accompanying Condensed Notes to Consolidated Financial Statements.




                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)                         Carolina Telephone and Telegraph Company
(in thousands)
------------------------------------------------------------------------------- --- ------------- -- -------------
Three Months Ended March 31,                                                            1998             1997
------------------------------------------------------------------------------- --- ------------- -- -------------

Operating Activities
   Net income                                                                    $      26,182    $      29,616
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                      34,286           34,557
     Deferred income taxes and investment tax credits                                      717            5,429
     Changes in assets and liabilities:
       Receivables, net                                                                 19,662            3,791
       Inventories and other current assets                                             (5,483)            (505)
       Accounts payable, accrued expenses and other current liabilities                 19,933            8,520
       Other assets and liabilities, net                                                (4,935)          (3,325)
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided by operating activities                                               90,362           78,083
------------------------------------------------------------------------------- --- ------------- -- -------------

Investing Activities
   Capital expenditures                                                                (46,447)         (46,736)
   Other, net                                                                             (237)            (801)
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash used by investing activities                                                  (46,684)         (47,537)
------------------------------------------------------------------------------- --- ------------- -- -------------

Financing Activities
   Decrease in advances from parent                                                    (21,597)          (7,571)
   Dividends paid                                                                      (22,122)         (23,028)
   Other, net                                                                               42               43
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash used by financing activities                                                  (43,677)         (30,556)
------------------------------------------------------------------------------- --- ------------- -- -------------

Increase (Decrease) in Cash and Equivalents                                                  1              (10)

Cash and Equivalents at Beginning of Period                                                104              414
------------------------------------------------------------------------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                            $         105    $         404
                                                                                --- ------------- -- -------------

Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized                               $       4,965    $       5,106
                                                                                --- ------------- -- -------------
Cash paid (refunded) for income taxes                                            $       3,771    $      (4,851)
                                                                                --- ------------- -- -------------
















                      See accompanying Condensed Notes to Consolidated Financial Statements.

                                                                         PART I.
                                                                         Item 1.

CONDENSED NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS                    Carolina Telephone and Telegraph Company
(Unaudited)


The information in this Form 10-Q has been prepared according to the rules and regulations of the Securities and Exchange Commission. In management's opinion, these consolidated interim financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly Carolina Telephone and Telegraph Company's consolidated financial position, results of operations and cash flows.

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to generally accepted accounting principles (GAAP) have been condensed or omitted. These consolidated financial statements should be read in connection with Carolina Telephone and Telegraph Company 1997 annual report on Form 10-K. Operating results for first quarter 1998 are not necessarily indicative of operating results that may be expected for the year ending December 31, 1998.

1.  Basis of Consolidation

The consolidated financial statements include the accounts of Carolina Telephone and Telegraph Company and its wholly-owned subsidiaries (CT&T). All significant intercompany transactions have been eliminated. CT&T is a wholly-owned subsidiary of Sprint Corporation (Sprint); as a result, earnings per share information has been omitted.

The consolidated financial statements are prepared according to GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Certain   prior-year   amounts  have  been   reclassified   to  conform  to  the
current-period presentation. These reclassifications had no effect on the results of operations or shareholder's equity as previously reported.

                                                                         PART I.
                                                                         Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS                Carolina Telephone and Telegraph Company


General

Carolina Telephone and Telegraph Company, with its wholly-owned subsidiaries, (CT&T) includes certain estimates, projections and other forward-looking statements in its reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

         - the effects of vigorous competition in the markets in which CT&T operates;
         - the impact of any unusual items resulting from ongoing evaluations of CT&T's business strategies;
         - requirements imposed on CT&T or latitude allowed its competitors by the Federal Communications Commission (FCC) or North Carolina Utilities Commission under the Telecommunications Act of 1996;
         - unexpected  results  of  litigation filed against CT&T; and
         - the possibility of one or more of the markets in which CT&T competes being impacted by changes in political, economic or other factors such as legal and regulatory changes or other external factors over which CT&T has no control.

Results of Operations

                                                                  Selected Operating Results
                                             ---------------------------------------------------------------------
                                                    Three Months Ended
                                                         March 31,                            Variance
                                             ----------------------------------     ------------------------------
                                                     1998             1997             Dollar            %
                                             --- ------------- -- -------------     ------------- ----------------
-------------------------------------------- ---------------------------------------------------------------------
                                                                        (in thousands)
Net Operating Revenues
    Local service                            $      101,122    $      93,691    $        7,431          7.9 %
    Network access                                   60,176           57,183             2,993          5.2 %
    Toll service                                      6,061            9,987            (3,926)       (39.3)%
    Other                                            49,911           42,001             7,910         18.8 %
-------------------------------------------- --- ------------- -- ------------- --- -------------
Net operating revenues                              217,270          202,862            14,408          7.1 %
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating Expenses
    Costs of services and products                   89,822           80,236             9,586         11.9 %
    Selling, general and administrative              50,174           39,144            11,030         28.2 %
    Depreciation and amortization                    34,286           34,557              (271)        (0.8)%
-------------------------------------------- --- ------------- -- ------------- --- -------------
Total operating expenses                            174,282          153,937            20,345         13.2 %
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating Income                             $       42,988    $      48,925    $       (5,937)       (12.1)%
                                             --- ------------- -- ------------- --- -------------

Operating Margin                                       19.8%            24.1%
                                             --- ------------- -- -------------



Net Operating Revenues

Net operating revenues increased 7% in first quarter 1998 compared with the same period a year ago. This increase was mainly due to customer line access growth of 5.2% during the past 12 months.

Local service revenues, derived from local exchange services, increased 8% in first quarter 1998 from the same 1997 period. This increase reflects strong economic growth in CT&T's service areas and increases in second-line service for residential customers to meet their lifestyle and data access needs. Local service revenues also increased because of demand for network-based services such as Caller ID and Call Waiting as well as an increase in wiring maintenance agreements.

Network access revenues, derived from interexchange long distance carriers' use of the local network to complete calls, increased 5% in first quarter 1998 compared with the same 1997 period. The 1998 first quarter revenues reflect an 8% growth in access minutes of use, partly offset by FCC-mandated access rate reductions.

Toll service revenues are mainly derived from providing long distance services within specified regional calling areas, or local access transport areas (LATAs). First quarter 1998 revenues decreased 39% compared with the same 1997 period. The decrease reflects extended local calling areas and increased competition in the intrastate long distance market.

Other revenues are mainly derived from telecommunications equipment sales, directory sales and listing services, and billing and collection services. During the 1998 first quarter these revenues increased 19% compared with the same 1997 period. This was due to an increase in equipment sales and expanded operations of locating underground utility lines, partly offset by a decrease due to a July 1997 change in transfer pricing for certain transactions between CT&T and Sprint's product distribution and directory publishing division to more accurately reflect market pricing.

Operating Expenses

Costs of services and products consists of costs related to operating and maintaining the local network and costs of equipment sales. These expenses increased 12% in first quarter 1998 compared with the same period a year ago because of customer access line growth and increased equipment sales. Costs of services and products was 41.3% of net operating revenues in the 1998 first quarter and 39.6% for the same period a year ago.

Selling, general and administrative (SG&A) expense increased 28% in first quarter 1998 compared with the same 1997 period. This increase was due to increased customer service costs related to access line growth, increased marketing costs to promote new products and services, and expanded operations of locating underground utility lines. SG&A expense was 23.1% of net operating revenues in the first quarter 1998 and 19.2% for the same period a year ago.

Depreciation and amortization expense decreased 1% in first quarter 1998 compared with the same 1997 period. This decrease reflects new depreciation rates that align expense recognition with plans for plant replacement. This decline was partly offset by an increase in plant additions. Depreciation and amortization expense was 15.8% of net operating revenues in the first quarter 1998 and 17.1% for the same period a year ago.

                                                                        PART II.
                                                               Other Information



Item 1.   Legal Proceedings

          There were no reportable events during the quarter ended March 31, 1998.

Item 2.   Changes in Securities

          Omitted under the provisions of General Instruction H.

Item 3.   Defaults Upon Senior Securities

          Omitted under the provisions of General Instruction H.

Item 4.   Submission of Matters to a Vote of Security Holders

          Omitted under the provisions of General Instruction H.

Item 5.   Other Information

          CT&T's ratios of earnings to fixed charges were 8.46 and 9.07 for the 1998 and 1997 first quarter, respectively. These ratios were computed by dividing fixed charges into the sum of earnings (after certain adjustments) and fixed charges. Earnings include income before income taxes, less capitalized interest. Fixed charges include interest on all debt (including amortization of debt issuance costs) and the interest component of operating rents.

Item 6.   Exhibits and Reports on Form 8-K

          (a) The following exhibits are filed as part of this report:

                 (12) Computation of Ratio of Earnings to Fixed Charges

                 (27) Financial Data Schedule

          (b)    Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    Carolina Telephone and Telegraph Company
                                    --------------------------------------------
                                    (Registrant)



                            By      /s/ John I. Lehman
                                    --------------------------------------------
                                    John I. Lehman
                                    Controller & Chief Accounting Officer


                            By      /s/ Douglas B. Lynn
                                    --------------------------------------------
                                    Douglas B. Lynn
                                    Assistant Vice President




Date:  May 7, 1998

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER

   (12)   Computation of Ratio of Earnings to Fixed Charges

   (27)   Financial Data Schedule