Form 10-Q
period 1998-06-30
CAROLINA TELEPHONE & TELEGRAPH CO
filed 1998-08-11
CIK 275177

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               June 30, 1998

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

There were 3,626,510 common shares outstanding at June 30, 1998, and at the date of filing of this report.

                    CAROLINA TELEPHONE AND TELEGRAPH COMPANY
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX


                                                                                                        Page
Part I - Financial Information

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets                                                             1

                  Consolidated Statements of Income and Retained Earnings                                 2

                  Consolidated Statements of Cash Flows                                                   3

                  Condensed Notes to Consolidated Financial Statements                                    4

         Item 2.  Management's Discussion and Analysis of Results of Operations                           5

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              8


Part II - Other Information

         Item 1.  Legal Proceedings                                                                       9

         Item 2.  Changes in Securities                                                                   9

         Item 3.  Defaults Upon Senior Securities                                                         9

         Item 4.  Submission of Matters to a Vote of Security Holders                                     9

         Item 5.  Other Information                                                                       9

         Item 6.  Exhibits and Reports on Form 8-K                                                        9

Signatures                                                                                               10

Exhibits




                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED BALANCE SHEETS                                               Carolina Telephone and Telegraph Company
(in thousands, except per share data)
--------------------------------------------------------------------- -- ------------------ --- ------------------
                                                                             June 30,             December 31,
                                                                               1998                   1997
--------------------------------------------------------------------- -- ------------------ --- ------------------
                                                                            (unaudited)
Assets
   Current assets
     Cash                                                             $          2,361       $            104
     Accounts receivable
       Customers and other, net of allowance for doubtful accounts
          of $3,650 and $4,818                                                 132,115                123,019
       Interexchange carriers                                                   23,286                 22,107
       Affiliated companies                                                      7,461                 29,045
     Inventories                                                                16,306                 11,295
     Other                                                                       3,268                  5,541
--------------------------------------------------------------------- -- ------------------ --- ------------------
     Total current assets                                                      184,797                191,111
--------------------------------------------------------------------- -- ------------------ --- ------------------

   Property, plant and equipment                                             2,129,929              2,055,464
   Less accumulated depreciation                                             1,201,398              1,158,542
--------------------------------------------------------------------- -- ------------------ --- ------------------
   Net property, plant and equipment                                           928,531                896,922
--------------------------------------------------------------------- -- ------------------ --- ------------------

   Prepaid pension                                                              84,583                 61,779
--------------------------------------------------------------------- -- ------------------ --- ------------------

   Deferred charges and other assets                                            36,610                 36,953
--------------------------------------------------------------------- -- ------------------ --- ------------------
   Total                                                              $      1,234,521       $      1,186,765
                                                                      -- ------------------ --- ------------------

Liabilities and Shareholder's Equity
   Current liabilities
     Outstanding checks in excess of cash balances                    $          7,304       $         16,694
     Advances from parent                                                      151,789                152,393
     Accounts payable
       Vendors and other                                                        19,487                 15,682
       Interexchange carriers                                                   24,663                 20,366
       Affiliated companies                                                     24,010                 26,479
     Advance billings and customer deposits                                     21,402                 17,376
     Other                                                                      29,131                 19,417
--------------------------------------------------------------------- -- ------------------ --- ------------------
     Total current liabilities                                                 277,786                268,407
--------------------------------------------------------------------- -- ------------------ --- ------------------

   Long-term debt                                                              198,907                198,813
--------------------------------------------------------------------- -- ------------------ --- ------------------

   Deferred credits and other liabilities
     Deferred income taxes and investment tax credits                          103,150                 98,064
     Postretirement and other benefit obligations                               89,601                 73,413
     Other                                                                         887                  1,702
--------------------------------------------------------------------- -- ------------------ --- ------------------
     Total deferred credits and other liabilities                              193,638                173,179
--------------------------------------------------------------------- -- ------------------ --- ------------------

   Shareholder's equity
     Common stock, par value $20 per share, 5,000 shares
        authorized, 3,627 shares issued and outstanding                         72,530                 72,530
     Capital in excess of par value                                             75,744                 75,744
     Retained earnings                                                         415,916                398,092
--------------------------------------------------------------------- -- ------------------ --- ------------------
     Total shareholder's equity                                                564,190                546,366
--------------------------------------------------------------------- -- ------------------ --- ------------------
   Total                                                              $      1,234,521       $      1,186,765
                                                                      -- ------------------ --- ------------------



                      See accompanying Condensed Notes to Consolidated Financial Statements.




                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS                   Carolina Telephone and Telegraph Company
(Unaudited)
(in thousands)
--------------------------------------------------- ------------------------------- ------------------------------
                                                            Quarter Ended                   Year-to-Date
                                                               June 30,                       June 30,
                                                    ------------------------------- ------------------------------
                                                           1998           1997            1998            1997
--------------------------------------------------- --- ----------- -- ------------ -- ------------ -- -----------

Net Operating Revenues                              $     225,637  $     217,487    $    442,907    $    420,349

Operating Expenses
   Costs of services and products                          89,338         83,951         179,160         164,187
   Selling, general and administrative                     46,093         41,065          96,267          80,209
   Depreciation and amortization                           34,785         35,412          69,071          69,969
--------------------------------------------------- --- ----------- -- ------------ -- ------------ -- -----------
   Total operating expenses                               170,216        160,428         344,498         314,365
--------------------------------------------------- --- ----------- -- ------------ -- ------------ -- -----------

Operating Income                                           55,421         57,059          98,409         105,984

Interest expense                                           (5,395)        (5,486)        (10,609)        (10,804)
Other income, net                                           3,120          3,474           6,550           7,362
--------------------------------------------------- --- ----------- -- ------------ -- ------------ -- -----------

Income before income taxes                                 53,146         55,047          94,350         102,542

Income taxes                                              (19,799)       (20,445)        (34,821)        (38,324)
--------------------------------------------------- --- ----------- -- ------------ -- ------------ -- -----------

Net Income                                          $      33,347   $     34,602          59,529          64,218
                                                    --- ----------- -- ------------

Retained Earnings at Beginning of Period                                                 398,092         366,466

Dividends declared                                                                       (41,705)        (46,963)
--------------------------------------------------- --- ----------- -- ------------ -- ------------ -- -----------

Retained Earnings at End of Period                                                  $    415,916    $    383,721
                                                                                    -- ------------ -- -----------




























                      See accompanying Condensed Notes to Consolidated Financial Statements.




                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                     Carolina Telephone and Telegraph Company
(Unaudited)
(in thousands)
------------------------------------------------------------------------------- --- ------------- -- -------------
Year-to-Date June 30,                                                                   1998             1997
------------------------------------------------------------------------------- --- ------------- -- -------------

Operating Activities
   Net income                                                                    $      59,529    $      64,218
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                      69,071           69,969
     Deferred income taxes and investment tax credits                                    6,585            6,603
     Changes in assets and liabilities:
       Receivables, net                                                                 11,309           (9,029)
       Inventories and other current assets                                             (4,404)           2,330
       Accounts payable, accrued expenses and other current liabilities                  9,989              248
       Other assets and liabilities, net                                                (6,833)          (5,167)
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided by operating activities                                              145,246          129,172
------------------------------------------------------------------------------- --- ------------- -- -------------

Investing Activities
   Capital expenditures                                                                (99,808)         (90,318)
   Other, net                                                                             (872)          (1,321)
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash used by investing activities                                                 (100,680)         (91,639)
------------------------------------------------------------------------------- --- ------------- -- -------------

Financing Activities
   Increase (Decrease) in advances from parent                                            (604)          12,603
   Dividends paid                                                                      (41,705)         (46,963)
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash used by financing activities                                                  (42,309)         (34,360)
------------------------------------------------------------------------------- --- ------------- -- -------------

Increase in Cash and Equivalents                                                         2,257            3,173

Cash and Equivalents at Beginning of Period                                                104              414
------------------------------------------------------------------------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                            $       2,361    $       3,587
                                                                                --- ------------- -- -------------

Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized                               $      10,321    $      10,578
                                                                                --- ------------- -- -------------
Cash paid for income taxes                                                       $      25,213    $      21,659
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

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to generally accepted accounting principles (GAAP) have been condensed or omitted. These consolidated financial statements should be read in connection with the Carolina Telephone and Telegraph Company 1997 annual report on Form 10-K. Operating results for the 1998 year-to-date period are not necessarily indicative of operating results that may be expected for the year ending December 31, 1998.

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

The words "estimate", "project", "intend", "expect", "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. CT&T undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Moreover, CT&T, through senior management, may from time to time make forward-looking statements about the matters described herein or other matters concerning CT&T.

Results of Operations

                                                                  Selected Operating Results
                                             ---------------------------------------------------------------------
                                                       Year-to-Date
                                                         June 30,                             Variance
                                             --- ------------- -- -------------     ------------- ----------------
                                                     1998             1997             Dollar            %
-------------------------------------------- ---------------------------------------------------------------------
                                                                        (in thousands)
Net Operating Revenues
    Local service                            $      207,284    $     191,294    $       15,990          8.4%
    Network access                                  121,553          117,484             4,069          3.5%
    Toll service                                     12,062           18,920            (6,858)       (36.2)%
    Other                                           102,008           92,651             9,357         10.1%
-------------------------------------------- --- ------------- -- ------------- --- -------------
Net operating revenues                              442,907          420,349            22,558          5.4%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating Expenses
    Costs of services and products                  179,160          164,187            14,973          9.1%
    Selling, general and administrative              96,267           80,209            16,058         20.0%
    Depreciation and amortization                    69,071           69,969              (898)        (1.3)%
-------------------------------------------- --- ------------- -- ------------- --- -------------
Total operating expenses                            344,498          314,365            30,133          9.6%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating Income                             $       98,409    $     105,984    $       (7,575)        (7.1)%
                                             --- ------------- -- ------------- --- -------------

Operating Margin                                       22.2%            25.2%
                                             --- ------------- -- -------------


Net Operating Revenues

Net operating revenues increased 5% in the 1998 year-to-date period compared with the same 1997 period. This increase mainly reflects customer access line growth of 5.0% during the past 12 months, offset by decreases in toll service revenues.

Local service revenues, derived from local exchange services, increased 8% in the 1998 year-to-date period from the same 1997 period. Local service revenues increased because of continued demand for network-based services such as Caller ID and Call Waiting. This increase also reflects increased sales of private line services and maintenance of customer wiring and equipment.

Network access revenues, derived from interexchange long distance carriers' use of the local network to complete calls, increased 3% in the 1998 year-to-date period compared with the same 1997 period. The 1998 revenue reflects an 8% growth in minutes of use, partly offset by FCC-mandated access rate reductions.

Toll service revenues are mainly derived from providing long distance services within specified regional calling areas that are beyond the local calling area. Year-to-date 1998 toll service revenues declined 36% compared with the same 1997 period. This decrease reflects extended local calling areas and increased competition in the intrastate long distance market. These losses were, in part, offset by increases in the division's local service revenues and network access revenues. In addition, Sprint's long distance division has acquired some of the customer base to help mitigate the erosion of these revenues.

Other revenues include telecommunications equipment sales, directory sales and listing services, billing and collection services, and services to locate underground utility lines. During the 1998 year-to-date period, other revenues increased 10% compared with the same 1997 period. This was mainly due to increases in equipment sales and expanded operations of locating underground utility lines. Partly offsetting these increases were decreases from a July 1997 change in transfer pricing for certain transactions between CT&T and Sprint's product distribution and directory publishing division to more accurately reflect market pricing.

Operating Expenses

Costs of services and products consists of costs related to operating and maintaining the local network and costs of equipment sales. These expenses increased 9% in the 1998 year-to-date period compared with the same period a year ago. This reflects continued cost control, while still supporting customer access line growth and increased equipment sales. Costs of services and products were 40.5% of net operating revenues in the 1998 year-to-date period and 39.1% for the same period a year ago.

Selling, general and administrative (SG&A) expense increased 20% in the 1998 year-to-date period compared with the same 1997 period. This increase was due to increased customer service costs related to access line growth, increased marketing costs to promote new products and services, and the expanded operations of locating underground utility lines. SG&A expense was 21.7% of net operating revenues in the 1998 year-to-date period and 19.0% for the same period a year ago.

Depreciation and amortization expense decreased 1% in the 1998 year-to-date period compared with the same 1997 period. This decrease reflects new depreciation rates that align expense recognition with plans for plant replacement. This decline was partly offset by an increase in plant additions. Depreciation and amortization expense was 15.6% of net operating revenues in the 1998 year-to-date period and 16.7% for the same period a year ago.

                                                                         PART I
                                                                         Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK                       Carolina Telephone and Telegraph Company


Omitted under the provisions of General Instruction H.

                                                                        PART II.
                                                               Other Information



Item 1.   Legal Proceedings

          There were no reportable events during the quarter ended June 30, 1998.

Item 2.   Changes in Securities

          Omitted under the provisions of General Instruction H.

Item 3.   Defaults Upon Senior Securities

          Omitted under the provisions of General Instruction H.

Item 4.   Submission of Matters to a Vote of Security Holders

          Omitted under the provisions of General Instruction H.

Item 5.   Other Information

          For the 1998 second quarter and year-to-date periods, CT&T's ratios of earnings to fixed charges was 10.32 and 9.40, respectively, versus
          10.26 and 9.81 for the same 1997 periods. These ratios were computed by dividing fixed charges into the sum of earnings (after certain adjustments) and fixed charges. Earnings include income before income taxes, less capitalized interest. Fixed charges include interest on all debt (including amortization of debt issuance costs) and the interest component of operating rents.

Item 6.   Exhibits and Reports on Form 8-K

          (a) The following exhibits are filed as part of this report:

                 (12) Computation of Ratio of Earnings to Fixed Charges

                 (27) Financial Data Schedule

          (b)    Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   Carolina Telephone and Telegraph Company
                                   ---------------------------------------------
                                  (Registrant)



                                   By /s/ John I. Lehman
                                   ---------------------------------------------
                                   John I. Lehman
                                   Controller & Chief Accounting Officer


                                   By /s/ Douglas B. Lynn
                                   ---------------------------------------------
                                   Douglas B. Lynn
                                   Assistant Vice President




Date:  August 11, 1998

                                  EXHIBIT INDEX

EXHIBIT
NUMBER

   (12)   Computation of Ratio of Earnings to Fixed Charges

   (27)   Financial Data Schedule