Form 10-Q
period 1998-09-30
CAROLINA TELEPHONE & TELEGRAPH CO
filed 1998-11-10
CIK 275177

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             September 30, 1998
                               ------------------------------------

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

                   P.O. Box 11315, Kansas City, Missouri 64112
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                   913-624-3000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
          14111 Capital Boulevard, Wake Forest, North Carolina 27587
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

There were 3,626,510 common shares outstanding at September 30, 1998.

                    CAROLINA TELEPHONE AND TELEGRAPH COMPANY
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

Exhibits





                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED BALANCE SHEETS                                              Carolina Telephone and Telegraph Company
(in thousands, except per share data)
--------------------------------------------------------------------- -- ------------------ --- ------------------
                                                                           September 30,          December 31,
                                                                               1998                   1997
--------------------------------------------------------------------- -- ------------------ --- ------------------
                                                                            (unaudited)
Assets
   Current assets
     Cash                                                             $            272       $            104
     Accounts receivable
       Customers and other, net of allowance for doubtful accounts
          of $6,214 and $4,818                                                 133,904                123,019
       Interexchange carriers                                                   24,627                 22,107
       Affiliated companies                                                      7,611                 29,045
     Inventories                                                                16,562                 11,295
     Other                                                                       3,641                  5,541
--------------------------------------------------------------------- -- ------------------ --- ------------------
     Total current assets                                                      186,617                191,111
--------------------------------------------------------------------- -- ------------------ --- ------------------

   Property, plant and equipment                                             2,150,856              2,055,464
   Less accumulated depreciation                                             1,230,666              1,158,542
--------------------------------------------------------------------- -- ------------------ --- ------------------
   Net property, plant and equipment                                           920,190                896,922
--------------------------------------------------------------------- -- ------------------ --- ------------------

   Prepaid pension                                                              89,223                 61,779
--------------------------------------------------------------------- -- ------------------ --- ------------------

   Deferred charges and other assets                                            36,151                 36,953
--------------------------------------------------------------------- -- ------------------ --- ------------------
   Total                                                              $      1,232,181       $      1,186,765
                                                                      -- ------------------ --- ------------------

Liabilities and Shareholder's Equity
   Current liabilities
     Outstanding checks in excess of cash balances                    $            544       $         16,694
     Advances from parent                                                      136,943                152,393
     Accounts payable
       Vendors and other                                                        21,116                 15,682
       Interexchange carriers                                                   24,806                 20,366
       Affiliated companies                                                     31,355                 26,479
     Advance billings                                                           16,044                 14,034
     Other                                                                      33,923                 22,759
--------------------------------------------------------------------- -- ------------------ --- ------------------
     Total current liabilities                                                 264,731                268,407
--------------------------------------------------------------------- -- ------------------ --- ------------------

   Long-term debt                                                              198,954                198,813
--------------------------------------------------------------------- -- ------------------ --- ------------------

   Deferred credits and other liabilities
     Deferred income taxes and investment tax credits                          106,257                 98,064
     Postretirement and other benefit obligations                               90,516                 73,413
     Other                                                                       2,060                  1,702
--------------------------------------------------------------------- -- ------------------ --- ------------------
     Total deferred credits and other liabilities                              198,833                173,179
--------------------------------------------------------------------- -- ------------------ --- ------------------

   Shareholder's equity
     Common stock, par value $20 per share, 5,000 shares
        authorized, 3,627 shares issued and outstanding                         72,530                 72,530
     Capital in excess of par value                                             75,744                 75,744
     Retained earnings                                                         421,389                398,092
--------------------------------------------------------------------- -- ------------------ --- ------------------
     Total shareholder's equity                                                569,663                546,366
--------------------------------------------------------------------- -- ------------------ --- ------------------
   Total                                                              $      1,232,181       $      1,186,765
                                                                      -- ------------------ --- ------------------


                      See accompanying Condensed Notes to Consolidated Financial Statements.



                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS                  Carolina Telephone and Telegraph Company
(Unaudited)
(in thousands)
--------------------------------------------------- ------------------------------- ------------------------------
                                                            Quarter Ended                   Year-to-Date
                                                            September 30,                   September 30,
                                                    ------------------------------- ------------------------------
                                                           1998           1997            1998            1997
--------------------------------------------------- --- ----------- -- ------------ -- ------------ -- -----------

Net Operating Revenues                              $     231,886  $     210,898    $    674,793    $    631,247

Operating Expenses
   Costs of services and products                          91,633         80,409         270,793         244,596
   Selling, general and administrative                     50,567         40,645         146,834         120,854
   Depreciation and amortization                           35,423         35,689         104,494         105,658
--------------------------------------------------- --- ----------- -- ------------ -- ------------ -- -----------
   Total operating expenses                               177,623        156,743         522,121         471,108
--------------------------------------------------- --- ----------- -- ------------ -- ------------ -- -----------

Operating Income                                           54,263         54,155         152,672         160,139

Interest expense                                           (4,467)        (5,913)        (15,076)        (16,717)
Other income, net                                           3,119          3,439           9,669          10,801
--------------------------------------------------- --- ----------- -- ------------ -- ------------ -- -----------

Income before income taxes                                 52,915         51,681         147,265         154,223

Income taxes                                              (19,512)       (18,997)        (54,333)        (57,321)
--------------------------------------------------- --- ----------- -- ------------ -- ------------ -- -----------

Net Income                                          $      33,403   $     32,684          92,932          96,902
                                                    --- ----------- -- ------------

Retained Earnings at Beginning of Period                                                 398,092         366,466

Dividends declared                                                                       (69,635)        (71,986)
--------------------------------------------------- --- ----------- -- ------------ -- ------------ -- -----------

Retained Earnings at End of Period                                                  $    421,389    $    391,382
                                                                                    -- ------------ -- -----------






















                      See accompanying Condensed Notes to Consolidated Financial Statements.



                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                     Carolina Telephone and Telegraph Company
(Unaudited)
(in thousands)
------------------------------------------------------------------------------- --- ------------- -- -------------
Year-to-Date September 30,                                                              1998             1997
------------------------------------------------------------------------------- --- ------------- -- -------------

Operating Activities
   Net income                                                                    $      92,932    $      96,902
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                     104,494          105,658
     Deferred income taxes and investment tax credits                                   10,498            3,980
     Changes in assets and liabilities:
       Receivables, net                                                                  8,029           (9,704)
       Inventories and other current assets                                             (5,163)          (1,760)
       Accounts payable, accrued expenses and other current liabilities                 11,780           20,589
       Other assets and liabilities, net                                                (9,555)          (3,942)
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided by operating activities                                              213,015          211,723
------------------------------------------------------------------------------- --- ------------- -- -------------

Investing Activities
   Capital expenditures                                                               (131,143)        (124,110)
   Other, net                                                                            3,381           (2,008)
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash used by investing activities                                                 (127,762)        (126,118)
------------------------------------------------------------------------------- --- ------------- -- -------------

Financing Activities
   Increase (Decrease) in advances from parent                                         (15,450)           6,287
   Payments on long-term debt                                                             -                (875)
   Dividends paid                                                                      (69,635)         (71,986)
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash used by financing activities                                                  (85,085)         (66,574)
------------------------------------------------------------------------------- --- ------------- -- -------------

Increase in Cash and Equivalents                                                           168           19,031

Cash and Equivalents at Beginning of Period                                                104              414
------------------------------------------------------------------------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                            $         272    $      19,445
                                                                                --- ------------- -- -------------

Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized                               $      15,376    $      16,293
                                                                                --- ------------- -- -------------
Cash paid for income taxes                                                       $      42,255    $      44,491
                                                                                --- ------------- -- -------------













                      See accompanying Condensed Notes to Consolidated Financial Statements.

                                                                         PART I.
                                                                         Item 1.

CONDENSED NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS                    Carolina Telephone and Telegraph Company
(Unaudited)


The information in this Form 10-Q has been prepared according to Securities and Exchange Commission rules and regulations. In our opinion, the consolidated interim financial statements reflect all adjustments (consisting only of normal recurring accruals) needed to fairly present Carolina Telephone and Telegraph Company's consolidated financial position, results of operations and cash flows.

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to generally accepted accounting principles (GAAP) have been condensed or omitted. As a result, you should read these financial statements along with Carolina Telephone and Telegraph Company's 1997 Annual Report on Form 10-K. Operating results for the 1998 year-to-date period do not necessarily represent the results that may be expected for the year ending December 31, 1998.

--------------------------------------------------------------------------------
1.  Basis of Consolidation
--------------------------------------------------------------------------------

The consolidated financial statements include the accounts of Carolina Telephone and Telegraph Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. CT&T is a wholly-owned subsidiary of Sprint Corporation; as a result, earnings per share information has been omitted.

The consolidated financial statements are prepared based on GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

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

                                                                         PART I.
                                                                         Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS               Carolina Telephone and Telegraph Company

--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------

Carolina Telephone and Telegraph Company, with its wholly-owned subsidiaries, includes certain estimates, projections and other forward-looking statements in its reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

         - the effects of vigorous competition in the markets in which CT&T operates;
         - the impact of any unusual items resulting from ongoing evaluations of CT&T's business strategies;
         - requirements imposed on CT&T or latitude allowed its competitors by the Federal Communications Commission (FCC) or North Carolina Utilities Commission under the Telecommunications Act of 1996 (Telecom Act);
         - unexpected results of litigation filed against CT&T;
         - the impact of the Year 2000 issue and any related noncompliance; and
         - the possibility of one or more of the markets in which CT&T competes being impacted by changes in political, economic or other factors such as legal and regulatory changes or other external factors over which CT&T has no control.

The words "estimate", "project", "intend", "expect", "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout Management's Discussion and Analysis of Results of Operations. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this document. CT&T undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Moreover, we may from time to time make forward-looking statements about the matters described in this document or other matters concerning CT&T.

--------------------------------------------------------------------------------
Regulatory Developments
--------------------------------------------------------------------------------

In September 1998, the U.S. Court of Appeals voted to uphold the provisions of the Telecom Act line-of-business restrictions on the Regional Bell Operating Companies (RBOCs). Previously, a federal district court in Wichita Fall, Texas, ruled that these restrictions unlawfully singled out the RBOCs for punishment. Certain of the RBOCs have filed a petition asking the U.S. Supreme Court to consider whether the restrictions violate the U.S.Constitution.






-------------------------------------------------------------------------------------------------------------------
Results of Operations
-------------------------------------------------------------------------------------------------------------------

                                                                  Selected Operating Results
                                             ---------------------------------------------------------------------
                                                       Year-to-Date
                                                       September 30,                          Variance
                                             --- ------------- -- -------------     ------------- ----------------
                                                     1998             1997               $               %
-------------------------------------------- ---------------------------------------------------------------------
                                                                        (in thousands)
Net Operating Revenues
    Local service                            $      314,248    $     290,226    $       24,022          8.3%
    Network access                                  181,708          175,994             5,714          3.2%
    Toll service                                     18,351           27,829            (9,478)       (34.1)%
    Other                                           160,486          137,198            23,288         17.0%
-------------------------------------------- --- ------------- -- ------------- --- -------------
Net operating revenues                              674,793          631,247            43,546          6.9%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating Expenses
    Costs of services and products                  270,793          244,596            26,197         10.7%
    Selling, general and administrative             146,834          120,854            25,980         21.5%
    Depreciation and amortization                   104,494          105,658            (1,164)        (1.1)%
-------------------------------------------- --- ------------- -- ------------- --- -------------
Total operating expenses                            522,121          471,108            51,013         10.8%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating Income                             $      152,672    $     160,139    $       (7,467)        (4.7)%
                                             --- ------------- -- ------------- --- -------------

Operating Margin                                     22.6%            25.4%
                                             --- ------------- -- -------------







Net Operating Revenues

Net operating revenues increased 7% in the 1998 year-to-date period compared with the same 1997 period. This increase mainly reflects customer access line growth of 5.2% during the past 12 months, partly offset by decreases in toll service revenues.

Local service revenues, derived from local exchange services, increased 8% in the 1998 year-to-date period from the same 1997 period. Local service revenues increased because of access line growth and continued demand for network-based services. This increase also reflects increased sales of private line services and maintenance of customer wiring and equipment.

Network access revenues, derived from long distance companies using CT&T's local network to complete calls, increased 3% in the 1998 year-to-date period compared with the same 1997 period. These revenues reflect an 8% increase in minutes of use, partly offset by FCC-mandated access rate reductions. Access rate reductions impacting the periods reported took effect in July 1997 and January and July 1998.

Toll service revenues are mainly derived from providing long distance services within specified regional calling areas that are beyond the local calling area. These revenues decreased 34% in the 1998 year-to-date period from the same 1997 period, reflecting extended local calling areas and increased competition in the intrastate long distance market. These losses were, in part, offset by increases in the local service revenues since local calling areas have been expanded and by increases in network access revenues paid by competitors.

Other revenues include telecommunications equipment sales, directory sales and listing services, billing and collection services, and services to locate underground utility lines. Other revenues increased 17% in the 1998 year-to-date period from the same 1997 period. This was mainly due to increases in equipment sales and expanded operations of locating underground utility lines. Partly offsetting this increase was a decrease due to a July 1997 change in transfer pricing for certain transactions between CT&T and Sprint's product distribution and directory publishing division to more accurately reflect market pricing.

Operating Expenses

Costs of services and products includes costs to operate and maintain the local network and costs of equipment sales. These expenses increased 11% in the 1998 year-to-date period from the same period a year ago. This reflects continued cost control, while still supporting customer access line growth and increased equipment sales. Costs of services and products for 1998 also includes costs related to CT&T's efforts to achieve Year 2000 compliance for its telecommunications network and operating systems. Costs of services and products was 40.1% of net operating revenues in the 1998 year-to-date period versus 38.7% for the same period a year ago.

Selling, general and administrative (SG&A) expense increased 21% in the 1998 year-to-date period from the same 1997 period. This increase was due to increased customer service costs related to access line growth, increased marketing costs to promote new products and services, and the expanded operations of locating underground utility lines. SG&A for 1998 also includes costs related to CT&T's efforts to achieve Year 2000 compliance for computer systems and other items such as billing, customer service, and other administrative systems. SG&A expense was 21.8% of net operating revenues in the 1998 year-to-date period versus 19.2% for the same period a year ago.

Depreciation and amortization expense decreased 1% in the 1998 year-to-date period from the same 1997 period. This decrease reflects lower depreciation rates resulting from longer asset lives, partly offset by an increase in capital expenditures. Depreciation and amortization expense was 15.5% of net operating revenues in the 1998 year-to-date period versus 16.7% for the same period a year ago.

--------------------------------------------------------------------------------
Year 2000 Issue
--------------------------------------------------------------------------------

The "Year 2000" issue affects Sprint Corporation's, which includes CT&T, installed computer systems, network elements, software applications, and other business systems that have time-sensitive programs that may not properly reflect or recognize the year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the year 2000. This error could result in miscalculations or system errors. The Year 2000 issue may also affect the systems and applications of Sprint's customers, vendors or resellers.

Sprint started a program in 1996 to identify and address the Year 2000 issue. It has completed an inventory and Year 2000 assessment of its principal computer systems, network elements, software applications and other business systems. Sprint expects to substantially complete the renovation of these computer systems, software applications and the majority of the network elements and other business systems by year-end 1998. Year 2000 testing commenced in the third quarter of 1998 and will be completed during 1999. Sprint is using both internal and external sources to identify, correct or reprogram, and test its systems for Year 2000 compliance. Sprint is also contacting others with whom it conducts business to receive the appropriate warranties and assurances that those third parties are or will be Year 2000 compliant.

Sprint expects to incur approximately $250 million in 1998 and 1999 to complete its Year 2000 compliance program. These estimates include costs for Sprint and all of its subsidiaries. If compliance is not achieved in a timely manner by Sprint or any significant related third party, the Year 2000 issue could have a material adverse effect on the operations of Sprint and its subsidiaries. Sprint is focusing on identifying and addressing all aspects of its operations that may be affected by the Year 2000 issue and is addressing the most critical applications first. Although Sprint intends to develop and, if necessary, implement appropriate contingency plans to mitigate to the extent possible the effects of any significant Year 2000 noncompliance, such plans may not be adequate and the cost of Year 2000 compliance may be higher than $250 million.

                                                                         PART I
                                                                         Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK                      Carolina Telephone and Telegraph Company

Omitted under the provisions of General Instruction H.

                                                                        PART II.
                                                               Other Information



Item 1.   Legal Proceedings

          There were no reportable events during the quarter ended September 30, 1998.

Item 2.   Changes in Securities

          Omitted under the provisions of General Instruction H.

Item 3.   Defaults Upon Senior Securities

          Omitted under the provisions of General Instruction H.

Item 4.   Submission of Matters to a Vote of Security Holders

          Omitted under the provisions of General Instruction H.

Item 5.   Other Information

          CT&T's ratios of earnings to fixed charges were 11.93 for the 1998 third quarter versus 9.44 for the 1997 third quarter and 10.16 for the 1998 year-to-date period versus 9.68 for the same period a year ago. The ratios were computed by dividing fixed charges into the sum of earnings (after certain adjustments) and fixed charges. Earnings include income before income taxes, less capitalized interest. Fixed charges include interest on all debt (including amortization of debt issuance costs) and the interest component of operating rents.

Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 (12) Computation of Ratio of Earnings to Fixed Charges

                 (27) Financial Data Schedule

          (b)    Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     Carolina Telephone and Telegraph Company
                                     -------------------------------------------
                                     (Registrant)



                                     By /s/ John I. Lehman
                                     -------------------------------------------
                                     John I. Lehman
                                     Controller & Chief Accounting Officer


                                     By /s/ Douglas B. Lynn
                                     -------------------------------------------
                                     Douglas B. Lynn
                                     Assistant Vice President




Date:  November 10, 1998

                                  EXHIBIT INDEX

EXHIBIT
NUMBER

  (12)    Computation of Ratio of Earnings to Fixed Charges

  (27)    Financial Data Schedule